Form 10-Q
period 1994-12-31
ROBINSON NUGENT INC
filed 1995-02-10
CIK 276747

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended     December 31, 1994
                                    -----------------------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to
                                     ------------     -----------------

Commission File Number                    0-9010
                       ------------------------------------------------


                              ROBINSON NUGENT, INC.
- - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      INDIANA                               35-0957603
- - - --------------------------------------------------------------------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)


    800 East Eighth Street, New Albany, Indiana             47151-1208
- - - --------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (812) 945-0211
                                                   --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 31, 1995, the registrant had outstanding 5,317,420 common shares without par value.


     The Index to Exhibits is located at page 13 in the sequential numbering system. Total pages: 14.

                     ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page No.
                                                                        --------

PART I.   Financial Information:


     Item 1.   Financial Statements (Unaudited)


          Consolidated condensed balance sheets at
          December 31, 1994, December 31, 1993 and
          June 30, 1994  . . . . . . . . . . . . . . . . . . . . . .         3


          Consolidated condensed statements of income for
          the three and six months ended December 31, 1994
          and December 31, 1993  . . . . . . . . . . . . . . . . . .         5


          Consolidated condensed statements of cash flows
          for the six months ended December 31, 1994 and
          December 31, 1993  . . . . . . . . . . . . . . . . . . . .         6


          Notes to consolidated condensed financial statements . . .         7


     Item 2.   Management's discussion and analysis of
               financial condition and results of operations . . . .         8


PART II.  Other Information  . . . . . . . . . . . . . . . . . . . .        11


                                       (2)

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS
                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                        (In thousands, except share data)


                                                    December 31     June 30
                                                 ----------------   -------
                                                  1994      1993      1994
                                                 ------    ------    ------

ASSETS

Current assets:

  Cash and cash equivalents                     $ 2,673   $ 4,944   $ 2,991

  Accounts receivable, net                        9,197     8,725    10,539

  Inventories:
    Raw materials                                 1,573     1,284     1,304
    Work in process                               6,594     5,161     5,774
    Finished goods                                2,732     2,780     2,729
                                                -------   -------   -------
      Total inventories                          10,899     9,225     9,807

  Other current assets                            2,340     2,718     2,634
                                                -------   -------   -------

    Total current assets                         25,109    25,612    25,971
                                                -------   -------   -------

Property, plant & equipment, net                 21,141    17,206    19,344

Other assets                                         58       105        62
                                                -------   -------   -------

  Total assets                                  $46,308   $42,923   $45,377
                                                -------   -------   -------
                                                -------   -------   -------



See accompanying notes to consolidated condensed financial statements.


                                       (3)

                         PART I.  FINANCIAL INFORMATION

                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                        (In thousands, except share data)


                                                    December 31     June 30
                                                 ----------------   -------
                                                  1994      1993      1994
                                                 ------    ------    ------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt        $   345   $   452   $   341
  Note payable to bank                               --       700       800
  Accounts payable                                4,789     4,245     5,356
  Accrued expenses                                4,162     3,416     3,689
  Income taxes                                      637     1,576       771
                                                -------   -------   -------
    Total current liabilities                     9,933    10,389    10,957
                                                -------   -------   -------

Long-term debt, excluding current
 installments                                     2,375     2,126     2,408

Deferred income taxes                               593       580       593
                                                -------   -------   -------
  Total liabilities                              12,901    13,095    13,958
                                                -------   -------   -------

Shareholders' equity:
  Common shares without par value.
   Authorized shares:  15,000,000;
   issued shares:  6,850,050                     20,775    20,775    20,775
  Retained earnings                              21,016    18,671    19,299
  Equity adjustment from foreign
   currency translation                           2,657     1,768     2,513
  Employee stock purchase plan loans
   and deferred compensation                       (967)   (1,312)   (1,094)
  Less cost of 1,532,630 treasury shares        (10,074)  (10,074)  (10,074)
                                                -------   -------   -------
Total shareholders' equity                       33,407    29,828    31,419
                                                -------   -------   -------

  Total liabilities and shareholders'
   equity                                       $46,308   $42,923   $45,377
                                                -------   -------   -------
                                                -------   -------   -------



See accompanying notes to consolidated condensed financial statements.


                                       (4)

                         PART I.  FINANCIAL INFORMATION

                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                      (In thousands, except per share data)


                                      Three Months Ended   Six Months Ended
                                          December 31         December 31
                                       -----------------   ----------------
                                        1994      1993      1994      1993
                                       ------    ------    ------    ------

Net sales                             $18,921   $15,480   $38,524   $31,192
Cost of sales                          13,652    11,316    27,686    22,445
                                      -------   -------   -------   -------
  Gross profit                          5,269     4,164    10,838     8,747
Selling, general and
 administrative expenses                3,823     3,314     7,757     6,627
                                      -------   -------   -------   -------
  Operating income                      1,446       850     3,081     2,120
                                      -------   -------   -------   -------
Other income (deductions):
  Interest income                          38        55        68       106
  Interest expense                        (65)      (67)     (111)     (137)
  Currency gain (loss)                     15        (5)      (16)     (107)
  Royalty Income                           24        --       236        --
  Settlement of lawsuit                    --     1,000        --     1,000
  Other                                   (38)      (18)      (23)      (18)
                                      -------   -------   -------   -------
                                          (26)      965       154       844
                                      -------   -------   -------   -------
Income before income taxes              1,420     1,815     3,235     2,964
Income taxes                              483       741     1,200     1,291
                                      -------   -------   -------   -------
Net income                            $   937   $ 1,074   $ 2,035   $ 1,673
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------

Net income per common share           $   .17   $   .20   $   .37   $   .31
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------

Dividends per common share            $   .03   $   .03   $   .06   $   .06
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------

Weighted average number of
 common shares outstanding              5,371     5,374     5,361     5,372
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------



See accompanying notes to consolidated condensed financial statements.


                                       (5)

                         PART I.  FINANCIAL INFORMATION

                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)


                                                           Six Months Ended
                                                              December 31
                                                           ----------------
                                                            1994      1993
                                                           ------    ------

Cash flows from operating activities:
  Net income                                              $ 2,035   $ 1,673
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                           1,662     1,449
    Losses from disposition of capital assets                  --        18
    Decrease in receivables                                 1,342       600
    Increase in inventories                                (1,092)     (627)
    (Increase) decrease in other current assets               294      (642)
    Decrease in accounts payable and accrued expenses         (94)     (365)
    Increase (decrease) in income taxes                      (134)      677
    Employee stock purchase plan deferred charges              --       (33)
                                                          -------   -------
      Net cash provided by operating activities             4,013     2,750
                                                          -------   -------

Cash flows from investing activities:
  Capital expenditures                                     (3,273)   (2,690)
  Decrease in other assets                                      4        21
                                                          -------   -------
      Net cash used in investing activities                (3,269)   (2,669)
                                                          -------   -------

Cash flows from financing activities:
  Proceeds from short-term borrowing                           --     1,400
  Repayments of short-term borrowing                         (800)     (700)
  Repayments of long-term debt                                (66)     (593)
  Cash dividends paid                                        (319)     (319)
  Employee stock purchase plan loans                           --       (48)
  Repayments of employee stock purchase plan loans             47        47
  Stock options exercised                                      --         6
                                                          -------   -------
      Net cash used in financing activities                (1,138)     (207)
                                                          -------   -------

Effect of exchange rate changes on cash                        76       144
                                                          -------   -------

  Increase (decrease) in cash and cash equivalents           (318)       18
  Cash and cash equivalents at beginning of period          2,991     4,926
                                                          -------   -------

      Cash and cash equivalents at end of period          $ 2,673   $ 4,944
                                                          -------   -------
                                                          -------   -------



See accompanying notes to consolidated condensed financial statements.


                                       (6)

                         PART I.  FINANCIAL INFORMATION

                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                  December 31, 1994 and 1993, and June 30, 1994



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all of which are normal and recurring) to present fairly the financial position of the Company and subsidiaries, results of operations, and cash flows in conformity with generally accepted accounting principles.

2. Earnings per common share are based upon the weighted average number of shares outstanding during each period, plus common share equivalents resulting from dilutive stock options.

3. In July, 1993, the Company commenced operations in a newly-acquired manufacturing facility in Scotland as part of a previously-announced European reorganization plan. The Company was awarded certain incentives for its location of operations in Scotland, including reimbursement of certain employee and training costs and an investment grant related to expected expenditures for machinery and equipment used in the facility. The investment grant is payable by a predetermined formula predicated upon capital expenditures over a four-year period. It is the Company's policy to recognize the investment grant over the estimated useful life of the machinery and equipment placed in service. The Company recognized income grants of $59,000 and $119,000 in the quarter and year to date periods ended December 31, 1994, and $50,000 and $100,000 for the respective periods ended December 31, 1993.

4. The Company adopted SFAS No. 109 "Accounting for Income Taxes" in the quarter ended September 30, 1993. The adoption of SFAS 109 did not have a material effect on the consolidated financial position or results of operations of the Company.

5. In December, 1993, the Company agreed to settle a lawsuit filed in November, 1991 in exchange for the payment to the company of cash in the amount of $1,000,000. The settlement was related to damage claims associated with a competitor's recruitment and employment of Robinson Nugent employees, the appropriation of trade secrets of the Company, and certain other business practices.

6. Reference is directed to the Company's consolidated financial statements (Form 10-K), including references to the Annual Report, for the year ended June 30, 1994 and management's discussion and analysis included in Part I,
     Item 2 in this report.


                                       (7)

                         PART I.  FINANCIAL INFORMATION

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN RESULTS OF OPERATIONS

NET sales for the quarter ended December 31, 1994 were $18,921,000, up 22 percent over net sales of $15,480,000 in the same quarter a year ago. Net sales for the six months ended December 31, 1994 were $38,524,000, up 24 percent over net sales of $31,192,000 for the same six month period a year ago. Sales in both the quarter and six months ended December 31, 1994 were up in all major geographical territories, compared to the same periods a year ago. Overall, sales growth was attributable to a higher sales volume of new products and cable assemblies.

Comparative sales by major geographical territory for the respective periods follows:


                                      Three Months Ended   Six Months Ended
                                          December 31         December 31
                                       -----------------   ----------------
  ($000 omitted)                        1994      1993      1994      1993
                                       ------    ------    ------    ------

  United States:
    Domestic                          $11,743   $ 9,894   $24,077   $20,353
    Export:
      Europe                              148        27     1,074        45
      Asia                                913     1,238     2,381     2,876
      Rest of World                       237       161       428       335
                                      -------   -------   -------   -------
                                        1,298     1,426     3,883     3,256
    Intercompany                        1,918       848     3,011     1,818
                                      -------   -------   -------   -------
                                       14,959    12,168    30,971    25,427
                                      -------   -------   -------   -------
  Europe:
    Domestic                            4,267     2,875     7,665     5,611
    Export to Asia                        657       912     1,209     1,221
    Rest of World                           4         5        12         7
                                      -------   -------   -------   -------
                                        4,928     3,792     8,886     6,839
    Intercompany                          739       818     1,426     1,539
                                      -------   -------   -------   -------
                                        5,667     4,610    10,312     8,378
                                      -------   -------   -------   -------
  Asia:
    Domestic                              670       108     1,167       267
    Export to United States               282       260       511       477
                                      -------   -------   -------   -------
                                          952       368     1,678       744
    Intercompany                          150       143       293       280
                                      -------   -------   -------   -------
                                        1,102       511     1,971     1,024
                                      -------   -------   -------   -------

  Eliminations                         (2,807)   (1,809)   (4,730)   (3,637)
                                      -------   -------   -------   -------

    Consolidated                      $18,921   $15,480   $38,524   $31,192
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------



                                       (8)

Incoming customer orders in the second quarter ended December 31, 1994 were at $15.8 million, up 5.6% over orders of $15.0 million in the same quarter a year ago. Customer orders for the six months ended December 31, 1994 were $37.3 million, up 23 percent over customer orders of $30.3 million in the same six months of the prior year. Backlog of unshipped customer orders at December 31, 1994 were $12.4 million, an increase of $2.1 million or 20.3% compared to $10.3 million at December 31, 1993.

Gross profit improved in the three months and six months ended December 31, 1994 compared to same periods a year ago as a result of higher sales and improved operating results at all operations. Gross profit expressed as a percentage of net sales was at 27.8% for the quarter compared to 26.9% for the same quarter last year. The improvement in gross profit percentage was primarily due to improved efficiencies at our European operations, resulting from higher volume, a favorable product mix and the absence of costs associated with the start-up of operations in Scotland in last year's quarterly results. For the six month's results, gross profit percent of net sales was 28.1%, and slightly better than the 28.0% gross profit percentage reported in the prior year's period. This reflected the improved manufacturing operating performance and favorable product mix; offsetting were higher engineering manpower and related support expenses.

Selling, general and administrative expenses for the three months ended December 31, 1994 were $3,823,000 or 20.2 percent of net sales, compared to $3,314,000, or 21.4 percent of net sales, for the same period a year ago. Expenses for the six months ended December 31, 1994 amounted to $7,757,000, or 20.1 percent of net sales, compared to $6,627,000, or 21.2 percent of net sales. The increased expenses in dollars, related to higher advertising and product promotional programs, higher sales commissions associated with the higher sales levels, higher marketing and sales personnel, and increased recruitment expenses.

Other income for the six months ended December 31, 1994 includes $236,000 of royalty income derived from an agreement reached with a competitor which provided for a royalty payment to the Company with respect to the competitor's sales of a product using a patented feature of Robinson Nugent. The agreement was reached in the first quarter ended September 30, 1994, resulting in a cumulative payment in the first quarter for all prior periods, and ongoing future royalty payments. Included in the prior year's second quarter and six month's results was a $1,000,000 settlement payment to the Company relating to damage claims associated with a competitor's recruitment and employment of Robinson Nugent employees, the appropriation of trade secrets of the Company, and certain other business practices.

Net income in the quarter ended December 31, 1994 amounted to $937,000 or 17 cents per share, compared to 20 cents per share a year ago. The net income in the quarter a year ago included the $1,000,000 settlement (approximately $620,000 net income or 12 cents per share) noted above. Favorably impacting the quarter was a break even net income position in Europe, compared to a net loss position in comparable quarter last year. Europe's improvement reflected a higher sales volume and the absence of the Scotland facility start-up and reorganization costs


                                       (9)
included in the prior year's results. The net income for the six months ended December 31, 1994 amounted to $2,035,000, or 37 cents per share compared to $1,673,000 or 31 cents per share for the prior year's period. Major contributing factors were the higher net sales in the period worldwide and improved operating results in Europe.

Provision for income taxes was included at an effective tax rate of 37.1 percent and 43.6 percent on a year-to-date basis in the six months ended December 31, 1994 and December 31, 1993, respectively. Effective tax rates for the three months ended December 31, 1994 and December 31, 1993 were 34.0 percent and 40.8 percent, respectively. Provisions for income taxes are provided at the approximate effective rates expected for the year. The lower effective tax rates in the three months and six months ended December 31, 1994 compared to prior periods, reflect an improved pretax performance at our European operations resulting from the Company not recognizing income tax benefits on losses incurred at the Scotland facility in all periods.


MATERIAL CHANGES IN FINANCIAL CONDITION

Net working capital at December 31, 1994 amounted to $15.2 million compared to $15.2 million at December 31, 1993 and $15.0 million at June 30, 1994. The Company's net working capital position remains fairly stable; however, the December 31, 1994 data reflects higher inventories which support increased sales levels, investments in new product programs and the paydown of a short-term bank loan. For both December 31, 1994 and 1993, the current ratios were at 2.5 compared to 2.4 at June 30, 1994.

The Company's capital expenditures of $3,273,000 for the six months ended December 31, 1994, reflect the Company's intention to continue its program of investment in new products. The Company believes near- term working capital and capital expenditures requirements can be met from operations, cash balances and available lines of credit.


                                      (10)

                           PART II.  OTHER INFORMATION



ITEM 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Shareholders of Robinson Nugent, Inc. was held on November 3, 1994 for the following purposes:

          1. Election of three (3) directors to hold office for three (3) years from meeting date as follows:

                                                            Vote
                                         --------------------------------------
                                            For           Withheld      No Vote
                                            ---           --------      -------
             Shares:
             Jerrol Z. Miles             4,511,940         28,794         --
             Samuel C. Robinson          4,511,540         29,194         --
             Richard W. Strain           4,508,390         32,344         --

          The following directors shall continue their term of office as a director from November 3, 1994:

             Patrick C. Duffy      - 1 year
             Richard L. Mattox     - 1 year
             Diane T. Maynard      - 1 year
             Larry W. Burke        - 2 years
             Lawrence Mazey        - 2 years
             James W. Robinson     - 2 years

          2. Ratification of the selection of Coopers & Lybrand L.L.P. as certified public accountants for the Company for the fiscal year ending June 30, 1995.

                                                       Vote
                                    ------------------------------------------
                                       For       Against   Abstain     No Vote
                                       ---       -------   -------     -------

             Shares:                4,528,475     5,906     6,353         --


ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  See Index to Exhibits.

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1994.


                                      (11)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ROBINSON NUGENT, INC.
                                   -------------------------------------
                                                (Registrant)




Date  February 10, 1995             /s/ Larry W. Burke
     ---------------------------   -------------------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer




Date  February 10, 1995             /s/ Anthony J. Accurso
     ---------------------------   -------------------------------------
                                   Anthony J. Accurso
                                   Vice President, Treasurer & Chief
                                   Financial Officer



                                      (12)

                                    FORM 10-Q

                                INDEX TO EXHIBITS

    Number of                                                      Sequential
      Item                                                          Numbering
   Assigned in                                                       System
 Regulation S-K                                                    Page Number
   Item 601                  Description of Exhibit                of Exhibit
- - - ----------------        ---------------------------------------    -----------

   (2)                  Not applicable.

   (4)            4.1   Specimen certificate for Common Shares,
                        without par value.  (Incorporated by
                        reference to Exhibit 4 to Form S-1
                        Registration Statement No. 2-62521.)

                  4.2   Rights Agreement dated April 21, 1988
                        between Robinson Nugent, Inc. and Bank
                        One, Indianapolis, N.A.  (Incorporated
                        by reference to Exhibit I to Form 8-A
                        Registration Statement dated May 2,
                        1988.)

                  4.3   Amendment No. 1 to Rights Agreement
                        dated September 26, 1991 between
                        Robinson Nugent, Inc. and Bank One,
                        Indianapolis, N.A.  (Incorporated by
                        reference to Exhibit 4.3 to Form 10-K
                        Report for year ended June 30, 1991.)

                  4.4   Amendment No. 2 to Rights Agreement
                        dated June 11, 1992.  (Incorporated by
                        reference to Exhibit 4.4 to Form 8-K
                        Current Report dated July 6, 1992.)

  (10)           10.1   Robinson Nugent, Inc. 1983 Tax-Qualified
                        Incentive Stock Option Plan.
                        (Incorporated by reference to Exhibit
                        10.1 to Form 10-K Report for year ended
                        June 30, 1983.)

                 10.2   Robinson Nugent, Inc. 1983  Non Tax-
                        Qualified Incentive Stock Option Plan.
                        (Incorporated by reference to Exhibit
                        10.2 to Form 10-K Report for year ended
                        June 30, 1983.)

                 10.3   Deferred compensation agreement dated
                        May 10, 1990 between Robinson Nugent,
                        Inc. and Larry W. Burke, President and
                        Chief Executive Officer, and related
                        agreement dated May 10, 1990 between
                        Robinson Nugent, Inc. and PNC Bank,
                        Kentucky, Inc. (formerly Citizens


                                      (13)

                        Fidelity Bank and Trust Company of
                        Louisville, Kentucky) as trustee.
                        (Incorporated by reference to Exhibit
                        19.1 to Form 10-K Report for year ended
                        June 30, 1990.)

                 10.4   Deferred compensation agreement dated
                        May 10, 1990 between Robinson Nugent,
                        Inc. and Clifford G. Boggs, former Vice
                        President, Treasurer and Chief Financial
                        Officer, and related agreement dated
                        May 10, 1990 between Robinson Nugent,
                        Inc. and PNC Bank, Kentucky, Inc.
                        (formerly Citizens Fidelity Bank and
                        Trust Company of Louisville, Kentucky)
                        as trustee.  (Incorporated by reference
                        to Exhibit 19.2 to Form 10-K Report for
                        year ended June 30, 1990.)

                 10.5 Summary of Robinson Nugent, Inc. Bonus Plan for the fiscal year ended June 30, 1994. (Incorporated by reference to
                        Exhibit 10.5 to Form 10-K Report for
                        year ended June 30, 1993.)

                 10.6 1993 Robinson Nugent, Inc. Employee and Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit
                        19.1 to Form 10-K Report for year ended
                        June 30, 1993.)

                 10.7   Summary of the Robinson Nugent, Inc.
                        Employee Stock Purchase Plan
                        (Incorporated by reference to Exhibit
                        19.2 to Form 10-K Report for year ended
                        June 30, 1993.)

  (11)                  Not applicable.

  (15)                  Not applicable.

  (18)                  Not applicable.

  (19)                  Not applicable.

  (22)                  Not applicable.

  (23)                  Not applicable.

  (24)                  Not applicable.

  (27)           27.1   Financial Data Schedule for the Registrant's six-month
                        interim period ended December 31, 1994.

  (99)                  Not applicable.


                                      (14)