Form 10-Q
period 1995-03-31
ROBINSON NUGENT INC
filed 1995-05-12
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
     For the quarterly period ended-------------MARCH 31, 1995------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     For the transition period from --------------------to----------------------



Commission File Number -------------------------0-9010--------------------------




- ----------------------------ROBINSON NUGENT, INC.-------------------------------

             (Exact name of registrant as specified in its charter)

- ---------INDIANA-------------------------------------35-095760------------------

(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


800 East Eighth Street, New Albany, Indiana------------47151-1208---------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code -- (812) 945-0211------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes --X--  No------



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1995, the registrant had outstanding 5,370,460 common shares without par value.


     The Index to Exhibits is located at page 14 in the sequential numbering system. Total pages: 15.



                     ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                      INDEX




                                                           Page No.
                                                          ---------
PART I. Financial Information:


    ITEM 1. Financial Statements (Unaudited)


        Consolidated condensed balance sheets at
        March 31, 1995, March 31, 1994 and June 30, 1994         3


        Consolidated condensed statements of income for
        the three and nine months ended March 31, 1995
        and March 31, 1994                                       5


        Consolidated condensed statements of cash flows
        for the nine months ended March 31, 1995 and
        March 31, 1994                                           6


        Notes to consolidated condensed financial statements     7


    ITEM 2. Management's discussion and analysis of
            financial condition and results of operations        9


PART II.    Other Information                                   12



                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                               (IN THOUSANDS)

                                           March 31       June 30
                                      ----------------     ------
                                       1995      1994       1994
                                      ------    ------     ------
ASSETS

Current assets:

 Cash and cash equivalents            $ 2,346 $ 4,334     $ 2,991

 Accounts receivable, net              12,120   9,569      10,539

 Inventories:
   Raw materials                        1,817   1,159       1,304
   Work in process                      7,271   5,642       5,774
   Finished goods                       2,744   2,300       2,729
                                     --------  -------    --------
     Total inventories                 11,832   9,101       9,807

 Other current assets                   2,644   2,252       2,634
                                     --------- -------    --------

   Total current assets                28,942  25,256      25,971
                                     --------- -------    --------

Property, plant & equipment, net       24,380  18,646      19,344

Other assets                            1,196     290          62
                                     --------- -------    --------

 Total assets                         $54,518 $44,192     $45,377
                                       ======  ======      ======

See accompanying notes to consolidated condensed financial statements.


                      PART I.  FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                              (IN THOUSANDS)

                                              March 31    June 30
                                           ------------   --------
                                           1995     1994    1994
                                          ------   ------  ------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Current installments of long-term debt$   730  $   469  $   341
  Note payable to bank                      350    1,000      800
  Accounts payable                        6,896    4,783    5,356
  Accrued expenses                        4,385    3,416    3,689
  Income taxes                            1,177    1,113      771
                                       -------- -------- --------
    Total current liabilities            13,538   10,781   10,957
                                       -------- -------- --------

 Long-term debt, excluding current
  installments                            4,338    2,181    2,408

 Deferred income taxes                      896      583      593
                                       -------- -------- --------
  Total liabilities                      18,772   13,545   13,958
                                       -------- -------- --------

 Shareholders' equity:
  Common shares without par value.
   Authorized shares:  15,000,000;
   issued shares:  6,850,050             20,878   20,775   20,775
  Retained earnings                      21,528   19,147   19,299
  Equity adjustment from foreign
   currency translation                   3,943    2,052    2,513
  Employee stock purchase plan loans
   and deferred compensation              (856)  (1,253)  (1,094)
  Less treasury shares:  1,479,590 shares
   at March 31, 1995 and 1,532,630 shares
    at June 30, 1994 and March 31, 1994 (9,747) (10,074) (10,074)
                                       -------- -------- --------
 Total shareholders' equity              35,746   30,647   31,419
                                       -------- -------- --------

  Total liabilities and shareholders'
   equity                               $54,518  $44,192  $45,377
                                       ========  =======  ==-====

See accompanying notes to consolidated condensed financial statements.



                      PART I.  FINANCIAL INFORMATION

                 ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             Three Months Ended  Nine Months Ended
                                    March 31           March 31
                              ------------------ -----------------
                                1995     1994      1995     1994
                              -------  -------   -------  -------
Net sales                     $20,434  $17,606   $58,958  $48,798
Cost of sales                  15,368   12,877    43,054   35,322
                             -------- --------  -------- --------
 Gross profit                   5,066    4,729    15,904   13,476
Selling, general and
 administrative expenses        3,449    3,507    11,206   10,134
                             -------- --------  -------- --------
 Operating income               1,617    1,222     4,698    3,342
                             -------- --------  -------- --------
Other income (deductions):
 Interest income                   34       35       102      141
 Interest expense                (69)     (63)     (180)    (200)
 Currency gain (loss)           (279)       81     (295)     (26)
 Royalty income                    35       --       271       --
 Settlement of lawsuit             --       --        --    1,000
 Other                           (15)      (1)      (38)     (19)
                             -------- --------  -------- --------
                                (294)       52     (140)      896
                             -------- --------  -------- --------
Income before income taxes      1,323    1,274     4,558    4,238
Income taxes                      581      639     1,781    1,930
                             -------- --------  -------- --------
Net income                    $   742  $   635   $ 2,777  $ 2,308
                             ======== ========  ========  =======

Net income per common share   $   .14  $   .12   $   .52  $   .43
                             ======== ========  ========  =======

Dividends per common share    $   .03  $   .03   $   .09  $   .09
                             ======== ========  ========  =======

Weighted average number of
 common shares outstanding      5,393    5,372     5,372    5,372
                             ======== ========  ========  =======

See accompanying notes to consolidated condensed financial statements.




                       PART I.  FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
                   ROBINSON NUGENT, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                               (IN THOUSANDS)

                                                 Nine Months Ended
                                                      March 31
                                                  ----------------
                                                   1995     1994
                                                 -------  -------
Cash flows from operating activities:
  Net income                                     $ 2,777  $ 2,308
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                  2,700    2,173
    Losses from disposition of capital assets         --       19
    Increase (decrease) in cash resulting from
     changes in assets and liabilities, net of
     acquired business:
      Accounts receivable                        (1,241)    (244)
      Inventories                                (1,690)    (503)
      Other current assets                           152    (168)
      Accounts payable and accrued expenses        1,026      173
      Income taxes payable                           438      209
      Employee stock purchase plan deferred
       charges                                        --      (38)
                                                -------- --------
      Net cash provided by operating activities    4,162    3,929
                                                -------- --------

Cash flows from investing activities:
  Capital expenditures                           (4,720)  (4,557)
  (Increase) decrease in other assets                 4     (164)
                                                -------- --------
  Investment in Teckino Manufacturing b.v.b.a.,
   net of cash acquired                            (186)       --
                                                -------- --------
      Net cash used in investing activities      (4,902)  (4,721)
                                                -------- --------

Cash flows from financing activities:
  Proceeds from short-term borrowing                350    2,400
  Repayments of short-term borrowing               (800)  (1,400)
  Repayments of long-term debt                     (100)    (624)
  Cash dividends paid                              (479)    (478)
  Employee stock purchase plan loans                  --     (48)
  Repayments of employee stock purchase plan loans    133      65
  Stock options exercised                             80        6
                                                -------- --------
      Net cash used in financing activities        (816)     (79)
                                                -------- --------

Effect of exchange rate changes on cash              911      279
                                                -------- --------

  Decrease in cash and cash equivalents            (645)    (592)
  Cash and cash equivalents at beginning of
   period                                         2,991    4,926
                                                -------- --------

      Cash and cash equivalents at end of
       period                                   $ 2,346  $ 4,334
                                                ======== ========

See accompanying notes to consolidated condensed financial statements.




                         PART I.  FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                   MARCH 31, 1995 AND 1994, AND JUNE 30, 1994



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

   Earnings per share computations for each quarter are independent of year-to-date computations. Accordingly, the net income per common share of 52 cents for the nine months ended March 31, 1995 does not equal the cumulative total of net income per common share reported for the three months ended September 30, 1994, December 31, 1994, and March 31, 1995.

3. On February 21, 1995, the Company acquired 100% of Teckino Manufacturing b.v.b.a. ("Teckino Manufacturing"), an engineering and manufacturing development company, for $1,538,198. The purchase agreement required a payment of $228,037 in cash plus $248,571 of company stock (28,408 shares at $8.75 per share) at closing. In addition, the agreement provides for future payments at various dates through February 1998 totaling $1,061,590 ($619,204 before interest imputed at 8%, plus $604,543 before interest imputed at 8% of company stock, with shares to be determined based upon the value of company stock at date of payment). Based upon a $8.75 per share market price of company stock,the Company estimates total company shares to be issued in payment of the purchase price will be approximately 100,000 shares.

   The acquisition has been accounted for by the purchase method of accounting and the results of operations of Teckino have been included in the accompanying consolidated financial statements since date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $923,411. This amount has been included in other assets as goodwill and will be amortized by the straight line method over 10 years.

4. In July, 1993, the Company commenced operations in a newly-acquired manufacturing facility in Scotland as part of a previously-announced European reorganization plan. The Company was awarded certain incentives for its location of operations in Scotland, including reimbursement of certain employee and training costs and an investment grant related to expected expenditures for machinery and equipment used in the facility.
    The investment grant is payable by a predetermined formula predicated upon capital expenditures over a four-year period. It is the Company's policy to recognize the investment grant over the estimated useful life of the machinery and equipment placed in service. The Company recognized income grants of $59,000 and $178,000 in the quarter and year to date periods ended March 31, 1995, and $41,000 and $141,000 for the respective periods ended March 31, 1994.

5. The Company adopted SFAS No. 109 "Accounting for Income Taxes" in the quarter ended September 30, 1993. The adoption of SFAS 109 did not have a material effect on the consolidated financial position or results of operations of the Company.

6. In December, 1993, the Company agreed to settle a lawsuit filed in November, 1991 in exchange for the payment to the company of cash in the amount of $1,000,000. The settlement was related to damage claims associated with a competitor's recruitment and employment of Robinson Nugent employees, the appropriation of trade secrets of the Company, and certain other business practices.

7. Reference is directed to the Company's consolidated financial statements (Form 10-K), including references to the Annual Report, for the year ended June 30, 1994 and management's discussion and analysis included in Part I,
    Item 2 in this report.

8. Supplemental schedule of noncash investing activities for the nine months ended March 31, 1995:

      The company acquired the business of Teckino Manufacturing as follows:

        Fair value of assets acquired, other than cash    $ 3,660,000
        Liabilities assumed                                (2,164,000)
        Treasury shares (28,408) issued to former owner      (248,000)
        Payable to former owners of acquired business      (1,062,000)
                                                          -----------
           Cash paid for business                         $   186,000
                                                          ===========





                         PART I.  FINANCIAL INFORMATION

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN RESULTS OF OPERATIONS
- ------------------------------------------

Net sales for the quarter ended March 31, 1995 were $20,434,000, up 16.1% over net sales of $17,606,000 in the same quarter a year ago. Net sales for the nine months ended March 31, 1995 were $58,958,000, up 20.8% over net sales of $48,798,000 for the same nine month period a year ago. Sales in both the quarter and nine months ended March 31, 1995 were up in all major geographical territories, compared to the same periods a year ago. Overall, sales growth was attributable to a higher sales volume of new products and cable assemblies.

Comparative sales, net of returns, by major geographical territory for the respective periods follows:

                            Three Months Ended  Nine Months Ended
  ($000 omitted)                   March 31           March 31
                             ------------------ -----------------
                              1995      1994      1995      1994
                            -------   -------   -------   -------
  United States:
    Domestic                $13,121   $11,107   $37,198   $31,460
    Export:
     Europe                   (135)       352       939       397
     Asia                     1,182     1,580     3,563     4,456
     Rest of World              322       270       750       605
                           --------  --------  --------  --------
                              1,369     2,202     5,252     5,458
    Intercompany                933       560     3,944     2,378
                           --------  --------  --------  --------
                             15,423    13,869    46,394    39,296
                           --------  --------  --------  --------
  Europe:
    Domestic                  4,534     3,202    12,199     8,813
    Export to Asia              594       541     1,803     1,762
    Rest of World                 5         8        17        15
                           --------  --------  --------  --------
                              5,133     3,751    14,019    10,590
    Intercompany                928       615     2,354     2,154
                           --------  --------  --------  --------
                              6,061     4,366    16,373    12,744
                           --------  --------  --------  --------
  Asia:
    Domestic                    614       330     1,781       597
    Export to United States     197       216       708       693
                           --------  --------  --------  --------
                                811       546     2,489     1,290
    Intercompany                302       120       595       400
                           --------  --------  --------  --------
                              1,113       666     3,084     1,690
                           --------  --------  --------  --------

  Eliminations              (2,163)   (1,295)   (6,893)   (4,932)
                           --------  --------  --------  --------

    Consolidated            $20,434   $17,606   $58,958   $48,798
                           ========  ========  ========  ========



Incoming customer orders in the third quarter ended March 31, 1995 were at $22,486,000, up 8.3% over orders of $20,763,000 in the same quarter a year ago. Customer orders for the nine months ended March 31, 1995 were $59,798,000, up 17.2% over customer orders of $51,014,000 in the same nine months of the prior year. Backlog of unshipped customer orders at March 31, 1995 was $14,477,000, an increase of $990,000 or 7.3% compared to $13,487,000 at March 31, 1994.

Gross profit dollars improved in the three months and nine months ended
March 31, 1995 compared to the same period a year ago as a result of higher sales. Gross profit dollars were $5,066,000 for the quarter compared to $4,729,000 for the same quarter last year, an increase of 7.1%. Year-to-date gross profit dollars were $15,904,000 compared to $13,476,000 for the same period last year, an increase of 18.0%. Gross profit expressed as a percentage of net sales was 24.8% compared to 26.9% for the same quarter last year, and 27.0% for the nine months ended March 31, 1995 compared to 27.6% for the same period last year. The gross profit percentage decline in the quarter was the result of a change in product mix.

Selling, general and administrative expenses for the three months ended
March 31, 1995 were $3,449,000 or 16.9% of net sales, compared to $3,507,000, or 19.9% of net sales, for the same period a year ago. The lower expenses in the quarter reflect lower advertising, product promotional programs and professional fees in the U.S. operations; partly offset by higher selling expenses in Europe. Expenses for the nine months ended March 31, 1995 amounted to $11,206,000, or 19.0% of net sales, compared to $10,134,000, or 20.8% of net sales.

Other income for the nine months ended March 31, 1995 includes $271,000 of royalty income derived from an agreement reached with a competitor which provided for a royalty payment to the Company with respect to the competitor's sales of a product using a patented feature of Robinson Nugent. The agreement was reached in the first quarter ended September 30, 1994, resulting in a cumulative payment in the first quarter for all prior periods, and ongoing future royalty payments. Included in the prior year's nine month's results was a $1,000,000 settlement payment to the Company relating to damage claims associated with a competitor's recruitment and employment of Robinson Nugent employees, the appropriation of trade secrets of the Company, and certain other business practices.

Net income in the quarter ended March 31, 1995 amounted to $742,000 or 14 cents per share, compared to $635,000 or 12 cents per share a year ago. Included in the quarterly results ended March 31, 1995 was a charge for currency translation of $279,000. This amount was primarily generated by the translation of foreign currency denominated intercompany loans resulting from transactions in Scotland and Switzerland.

The net income for the nine months ended March 31, 1995 amounted to $2,777,000, or 52 cents per share compared to $2,308,000 or 43 cents per share for the prior year's period. The net income for the nine month period ending March
31, 1994 included the $1,000,000 settlement (approximately $620,000 net income or 12 cents per share) noted above.

Provision for income taxes was included at an effective tax rate of 39.1 percent and 45.5 percent on a year-to-date basis in the nine months ended March 31, 1995 and March 31, 1994, respectively. Effective tax rates for the three months ended March 31, 1995 and March 31, 1994 were 43.9 percent and 50.2 percent, respectively. Provisions for income taxes are provided at the approximate effective rates expected for the year. The lower effective tax rates in the three months and nine months ended March 31, 1995 compared to prior periods, reflect an improved pretax performance at our European operations resulting from the Company not recognizing income tax benefits on losses incurred at the Scotland facility in all periods.


MATERIAL CHANGES IN FINANCIAL CONDITION
- ----------------------------------------

Net working capital at March 31, 1995 amounted to $15,404,000 compared to $14,475,000 at March 31, 1994 and $15,014,000 at June 30, 1994. The Company's
net working capital position as of March 31, 1995 increased by $929,000 over last year, reflecting higher accounts receivable and inventories which support increased sales levels and investments in new product programs, partly offset by higher accounts payable and accrued expenses. For March 31, 1995 and 1994, the current ratios were at 2.1 and 2.3, respectively compared to 2.4 at June 30, 1994.

During the quarter, the Company acquired Teckino Manufacturing for $1,538,198, (see note 3 of the notes to consolidated condensed financial statements, included in this report). The purchase agreement included the payment of $228,037 in cash, $248,571 in company stock (28,408 shares at $8.75 per share) and $1,061,590 in future notes payable and imputed interest.

The Company's capital expenditures of $4,720,000 for the nine months ended March 31, 1995, reflect the Company's intention to continue its program of investment in new products. The Company believes near-term working capital and capital expenditures requirements can be met from operations, cash balances and available lines of credit.



                           PART II.  OTHER INFORMATION



Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  See Index to Exhibits.

               (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.




                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ROBINSON NUGENT, INC.
                                   ---------------------------------

                                                (Registrant)




Date   May 12, 1995                /s/ Larry W. Burke
     -------------------------     ---------------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer




Date   May 12, 1995                /s/ Anthony J. Accurso
     -------------------------     ---------------------------------
                                   Anthony J. Accurso
                                   Vice President, Treasurer & Chief
                                   Financial Officer






                                    FORM 10-Q

                                INDEX TO EXHIBITS

  Number of                                                  Sequential
    Item                                                      Numbering
 Assigned in                                                   System
Regulation S-K                                               Page Number
   Item 601            Description of Exhibit                of Exhibit
- -------------      -------------------------------------     -----------

    (2)            Not applicable.

    (4)      4.1   Specimen certificate for Common Shares,
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

      (11)        Not applicable.

      (15)        Not applicable.

      (18)        Not applicable.

      (19)        Not applicable.

      (22)        Not applicable.

      (23)        Not applicable.

      (24)        Not applicable.

      (27)  27.1  Financial Data Schedule for the Registrant's nine month interim period ended March 31, 1995.

      (99)        Not applicable.