Form 10-Q
period 1995-09-30
ROBINSON NUGENT INC
filed 1995-11-13
CIK 276747

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    September 30, 1995
                                     -----------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------     -----------------


Commission File Number             0-9010
                         ------------------------------------------------

                            ROBINSON NUGENT, INC.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            INDIANA                                     35-0957603
--------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)


  800 East Eighth Street, New Albany, Indiana           47151-1208
--------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (812) 945-0211
                                                    ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of October 31, 1995, the registrant had outstanding 5,390,408 common shares without par value.


     The Index to Exhibits is located at page 12 in the sequential numbering system. Total pages: 14.


                                     (1)

                    ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                    INDEX



                                                                      Page No.
                                                                      --------
PART I. FINANCIAL INFORMATION:


     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


        CONSOLIDATED CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 1995,
        SEPTEMBER 30, 1994 AND JUNE 30, 1995..............................  3

        CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE THREE
        MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994............  5


        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE
        THREE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994......  6


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS..............  7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................  8


PART II.  OTHER INFORMATION..............................................  11


                                     (2)

                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS
                    ROBINSON NUGENT, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                          September 30        June 30
                                                       -------------------    -------
ASSETS                                                    1995       1994       1995
                                                       --------    --------   -------
Current assets:

  Cash and cash equivalents                            $ 3,792      $ 3,626   $ 2,460

  Accounts receivable, net                              11,516        9,785    12,209

  Inventories:
    Raw materials                                        1,718        1,290     1,730
    Work in process                                      6,605        6,348     6,861
    Finished goods                                       3,317        2,515     2,687
                                                       -------      -------   -------
      Total inventories                                 11,640       10,153    11,278

  Other current assets                                   1,605        2,363     2,418
                                                       -------      -------   -------

    Total current assets                                28,553       25,927    28,365
                                                       -------      -------   -------

Property, plant & equipment, net                        25,465       20,665    24,609

Other assets                                               986           59     1,195
                                                       -------      -------   -------

    Total assets                                       $55,004      $46,651   $54,169
                                                       -------      -------   -------
                                                       -------      -------   -------



    See accompanying notes to consolidated condensed financial statements.


                                     (3)

                        PART I.  FINANCIAL INFORMATION

                    ROBINSON NUGENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                          September 30       June 30
                                                        -----------------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY                      1995       1994     1995
                                                        -------   -------   ---------
Current liabilities:

Current installments of long-term debt                  $   913   $   346   $   924
  Short-term bank borrowings                              1,011      --         538
  Accounts payable                                        5,955     5,268     6,131
  Accrued expenses                                        4,318     3,791     4,456
  Income taxes                                              792     1,468       441
                                                        -------   -------   -------
    Total current liabilities                            12,989    10,873    12,490
                                                        -------   -------   -------
Long-term debt, excluding current installments            3,762     2,460     4,143

Deferred income taxes                                     1,057       595     1,056
                                                        -------   -------   -------
    Total liabilities                                    17,808    13,928    17,689
                                                        -------   -------   -------
Shareholders' equity:
  Common shares without par value
   Authorized shares:  15,000,000;
   issued shares:  6,850,050                             20,947    20,775    20,896
  Retained earnings                                      22,965    20,238    22,325
  Equity adjustment from foreign
   currency translation                                   3,532     2,815     3,774
  Employee stock purchase plan loans
   and deferred compensation                               (624)   (1,031)     (768)
  Less treasury shares: 1,459,642 shares
   at September 30, 1995, and 1,532,630
   shares at September 30, 1994, and
   1,479,586 shares at June 30, 1995.                    (9,624)  (10,074)   (9,747)
                                                        -------   -------   -------
    Total shareholders' equity                           37,196    32,723    36,480
                                                        -------   -------   -------

    Total liabilities and shareholders'
     equity                                             $55,004   $46,651   $54,169
                                                        -------   -------   -------
                                                        -------   -------   -------



     See accompanying notes to consolidated condensed financial statements.


                                     (4)

                        PART I.  FINANCIAL INFORMATION

                    ROBINSON NUGENT, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     Three Months ended
                                                        September 30
                                                    --------------------
                                                      1995        1994
                                                    --------    --------
Net sales                                            $20,500    $19,603
Cost of sales                                         15,239     14,034
                                                     -------    -------
  Gross profit                                         5,261      5,569
Selling, general and administrative expenses           3,773      3,934
                                                     -------    -------
  Operating income                                     1,488      1,635
                                                     -------    -------
Other income (expense):
  Interest income                                         27         30
  Interest expense                                      (124)       (46)
  Royalty income                                          30        212
  Currency loss                                          (52)       (31)
  Other                                                  (59)        15
                                                     -------    -------
                                                        (178)       180
                                                     -------    -------
Income before income taxes                             1,310      1,815
Income taxes                                             510        717
                                                     -------    -------
Net income                                           $   800    $ 1,098
                                                     -------    -------
                                                     -------    -------

Net income per common share                          $   .15    $   .20
                                                     -------    -------
                                                     -------    -------

Dividends per common share                           $   .03    $   .03
                                                     -------    -------
                                                     -------    -------

Weighted average number of
 common shares outstanding
 and common share equivalents                          5,448      5,352
                                                     -------    -------
                                                     -------    -------


    See accompanying notes to consolidated condensed financial statements.


                                     (5)

                        PART I.  FINANCIAL INFORMATION

                    ROBINSON NUGENT, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                (IN THOUSANDS)

                                                            Three Months ended
                                                               September 30
                                                            -------------------
                                                              1995       1994
                                                            -------    -------
Cash flows from operating activities:
  Net income                                                $   800    $ 1,098
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                             1,174        754
    Decrease in receivables                                     693        754
    Increase in inventories                                    (362)      (346)
    Decrease in other current assets                            541        271
    Increase (decrease) in accounts payable and
     accrued expenses                                          (314)        14
    Increase in income taxes                                    624        699
                                                            -------    -------
    Net cash provided by operating activities                 3,156      3,244
                                                            -------    -------

Cash flows from investing activities:
  Capital expenditures                                       (2,128)    (1,857)
  Decrease in other assets                                       42          3
                                                            -------    -------
      Net cash used in investing activities                  (2,086)    (1,854)
                                                            -------    --------

Cash flows from financing activities:
  Proceeds from short-term bank borrowings                      480       --
  Repayments of short-term bank borrowings                     --         (800)
  Proceeds from long-term debt                                  193       --
  Repayments of long-term debt                                 (216)       (32)
  Cash dividends paid                                          (160)      (160)
  Repayments of employee stock purchase plan loans              109         25
                                                            -------    -------
      Net cash provided by (used in) financing
      activities                                                406       (967)
                                                            -------    -------

Effect of exchange rate changes on cash                        (144)       212
                                                            -------    -------
  Increase in cash and cash equivalents                       1,332        635
  Cash and cash equivalents at beginning of period            2,460      2,991
                                                            -------    -------
      Cash and cash equivalents at end of period            $ 3,792    $ 3,626
                                                            -------    -------
                                                            -------    -------


    See accompanying notes to consolidated condensed financial statements.


                                     (6)

                        PART I.  FINANCIAL INFORMATION

                    ROBINSON NUGENT, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                SEPTEMBER 30, 1995 AND 1994, AND JUNE 30, 1995



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

3. The Company adopted SFAS No. 109 "Accounting for Income Taxes" in the quarter ended September 30, 1994. The adoption of SFAS 109 did not have a material effect on the consolidated financial position or results of operations of the Company.

4. Reference is directed to the Company's consolidated financial statements (Form 10-K), including references to the Annual Report, for the year ended June 30, 1995 and management's discussion and analysis included in
    Part I, Item 2 in this report.



                                     (7)

                        PART I.  FINANCIAL INFORMATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1995 were $20,500,000 up 5 percent over sales of $19,603,000 in the same period a year ago. The sales growth occurred primarily in Europe and Asia. Sales to the European market advanced by 11 percent or $471,000 as a result of improved market conditions, the sale of new products, and the inclusion of Teckino Manufacturing, b.v.b.a. (acquired February 21,1995). The U.S. business decreased compared to prior year, as higher U.S. domestic sales were offset by lower export sales, reflecting a shift in business to the Asia and Europe operations.

Comparative sales by geographic territory for the respective periods follows:


                                             Three Months Ended
         ($000 omitted)                         September 30
                                             ------------------
                                               1995      1994
                                             -------    -------
         United States:
           Domestic                          $12,941    $12,334
           Export:
             Europe                               32        926
             Asia                                745      1,468
             Rest of World                       223        191
                                             -------    -------
             Total sales to customers         13,941     14,919
           Intercompany                        1,452      1,093
                                             -------    -------
             Total United States              15,393     16,012
                                             -------    -------
         Europe:
           Domestic                            4,763      3,398
           Export to Asia                        709        552
           Rest of World                          --          8
                                             -------    -------
             Total sales to customers          5,472      3,958
           Intercompany                          888        687
                                             -------    -------
             Total Europe                      6,360      4,645
                                             -------    -------
         Asia:
           Domestic                            1,087        497
           Export to United States                --        229
                                             -------    -------
             Total sales to customers          1,087        726
           Intercompany                          751        143
                                             -------    -------
             Total Asia                        1,838        869
                                             -------    -------

         Eliminations                         (3,091)    (1,923)
                                             -------    -------

         Consolidated                        $20,500    $19,603
                                             -------    -------
                                             -------    -------


                                     (8)

Incoming customer orders for the quarter ended September 30, 1995 were down 9 percent to $19.5 million, compared to orders of $21.5 million in the same quarter a year ago. The Company ended the first quarter of fiscal 1996 with a backlog of unshipped orders of $14.3 million compared, to $15.5 million a year ago.

Gross profits in the quarter ended September 30, 1995 amounted to $5,261,000 or 25.7 percent of net sales, compared to $5,569,000 or 28.4 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development which amounted to $809,000 or 3.9 percent of net sales in the current quarter compared to $990,000 or 5.1 percent of net sales in the prior year. The prior year quarter benefited from an unusually high proportion of sales of new, higher-margin products. The current quarter gross profit reflects a more normalized product mix and additional depreciation expense associated with new products.

Selling, general and administrative expenses of $3,773,000 for the three months ended September 30, 1995 decreased by $161,000 or 4 percent compared to expenses of $3,934,000 in the prior year. This primarily reflected reduced commissions, advertising, promotions and bonus expense in North America. Partially offsetting the expense reduction in North America were higher expenses in Europe and Asia, reflecting the Company's expansion in these areas.

The provision for income taxes was provided at an effective rate of 39 percent of pretax income in the quarter ended September 30, 1995 and the prior year.

Other income and expenses for the three months ended September 30, 1995 reflected an expense of $178,000 compared to income of $180,000 for the comparable three month period in the prior year. The gain in the prior year was due to a one-time royalty catch up of $173,000 paid to the Company by a competitor licensed to manufacture and sell a product utilizing one of the Company's patented features. Interest expense increased to $124,000 compared to $46,000 in the prior year period due to an increased borrowing level.

Net income in the quarter ended September 30, 1995 amounted to $800,000 or 15 cents per share, compared to $1,098,000 or 20 cents per share, a year ago. Net income in the quarter reflected lower gross profits resulting from a more normalized product mix compared to the prior year's first quarter, as noted above, and the prior year ended September 30, 1994 royalty payment. European operations were break-even for the quarter compared to a loss of $158,000 for the prior year period.

MATERIAL CHANGES IN FINANCIAL CONDITION

Net working capital at September 30, 1995 amounted to $15.6 million compared to $15.1 million at September 30, 1994 and $15.9 million at June 30, 1995. The current ratio was 2.2 to 1 compared to 2.4 to 1 in the prior year. Cash and cash equivalent balances advanced by $1,332,000 at September 30, 1995 compared to June 30, 1995. Short term bank borrowing increased $1,011,000 compared to the prior year, and $473,000 compared to


                                     (9)

June 30, 1995. There were no significant changes in long-term debt in the quarter ended September 30, 1995. Long term debt increased $1,869,000 compared to the prior year, due primarily to the acquisition of Teckino Manufacturing, b.v.b.a. Long-term debt due after one-year represented $3.8 million, or 10 percent of shareholders' equity. The Company believes working capital and capital expenditure requirements can be met from operations, cash balances, and available lines of credit.


                                     (10)

                          PART II.  OTHER INFORMATION

Item 1.    Not applicable.

Item 2.    Not applicable.

Item 3.    Not applicable.

Item 4.    Not applicable.

Item 5.    Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

               (a)   See Index to Exhibits.

               (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                     (11)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROBINSON NUGENT, INC.
                                   --------------------------------------
                                                 (Registrant)



Date
     -----------------------       --------------------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer



Date
     -----------------------       --------------------------------------
                                   Anthony J. Accurso
                                   Vice President, Treasurer and Chief
                                    Financial Officer



                                     (12)

                                  FORM 10-Q

                              INDEX TO EXHIBITS



 Number of                                                         Sequential
   Item                                                             Numbering
Assigned in                                                          System
Regulation S-K                                                     Page Number
   Item 601                   Description of Exhibit                of Exhibit
--------------       ----------------------------------------      -----------

    (2)                 Not applicable.

    (4)          4.1    Specimen certificate for Common Shares,
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

                10.3 Deferred compensation agreement dated May 10, 1990 between Robinson Nugent, Inc. and Larry W. Burke, President and Chief Executive Officer, and related


                                     (13)
                        agreement dated May 10, 1990 between
                        Robinson Nugent, Inc. and PNC Bank,
                        Kentucky, Inc. (formerly Citizens
                        Fidelity Bank and Trust Company of
                        Louisville, Kentucky) as trustee.
                        (Incorporated by reference to Exhibit
                        19.1 to Form 10-K Report for year ended
                        June 30, 1990.)

                10.4 Summary of Robinson Nugent, Inc. Bonus Plan for the fiscal year ended June 30, 1996. (Incorporated by reference to
                        Exhibit 10.7 to Form 10-K Report for
                        year ended June 30, 1995.)

                10.5 1993 Robinson Nugent, Inc. Employee and Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit
                        19.1 to Form 10-K Report for year ended
                        June 30, 1993.)

                10.6    Summary of the Robinson Nugent, Inc.
                        Employee Stock Purchase Plan
                        (Incorporated by reference to Exhibit
                        19.2 to Form 10-K Report for year ended
                        June 30, 1993.)

   (11)                 Not applicable.

   (15)                 Not applicable.

   (18)                 Not applicable.

   (19)                 Not applicable.

   (22)                 Not applicable.

   (23)                 Not applicable.

   (24)                 Not applicable.

   (27)                 Financial Data Schedule

   (99)                 Not applicable.


                                     (14)