Form 10-Q
period 1995-06-30
ROBINSON NUGENT INC
filed 1996-02-13
CIK 276747

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      DECEMBER 31, 1995
                                    -------------------------

                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    --------------     ----------------



Commission File Number                     0-9010
                       ------------------------------------------------


                         ROBINSON NUGENT, INC.
-----------------------------------------------------------------------

         (Exact name of registrant as specified in its charter)

            INDIANA                                    35-0957603
-----------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)


  800 East Eighth Street, New Albany, Indiana            47151-1208
-----------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (812) 945-0211
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

Yes   X    No
   -------   ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of January 31, 1996, the registrant had outstanding 5,390,908 common shares without par value.

     The Index to Exhibits is located at page 13 in the sequential numbering system. Total pages: 14.

                      ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                      INDEX




                                                                     PAGE NO.
                                                                     --------
PART I. Financial Information:

   ITEM 1. Financial Statements (Unaudited)


      Consolidated condensed balance sheets at December 31, 1995,
      December 31, 1994 and June 30, 1995 . . . . . . . . . . . . . .  4

      Consolidated condensed statements of income for the three
      and six months ended December 31, 1995 and December 31, 1994  .  6


      Consolidated condensed statements of cash flows for the
      six months ended December 31, 1995 and December 31,1994 . . . .  7


      Notes to consolidated condensed financial statements  . . . . .  8


   ITEM 2. Management's discussion and analysis of financial
           condition and results of operations  . . . . . . . . . . .  9


PART II.    Other Information . . . . . . . . . . . . . . . . . . . . 12

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
                    ROBINSON NUGENT, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                              December 31
                                             --------------     June 30
                                             1995      1994      1995
                                          -------    -------    -------
ASSETS
Current assets:

 Cash and cash equivalents                $ 2,622    $ 2,673    $ 2,460

 Accounts receivable, net                  10,712      9,197     12,209

 Inventories:
   Raw materials                            2,143      1,573      1,730
   Work in process                          6,780      6,594      6,861
   Finished goods                           3,118      2,732      2,687
                                          -------    -------    -------
     Total inventories                     12,041     10,899     11,278

 Other current assets                       1,815      2,340      2,418
                                          -------    -------    -------

   Total current assets                    27,190     25,109     28,365
                                          -------    -------    -------

Property, plant & equipment, net           25,434     21,141     24,609

Other assets                                  948         58      1,195
                                          -------    -------    -------
   Total assets                           $53,572    $46,308    $54,169
                                          -------    -------    -------


See accompanying notes to consolidated condensed financial statements.

                          PART I.  FINANCIAL INFORMATION

                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                             December 31    June 30
                                            -------------   -------
                                            1995     1994     1995
                                           ------   ------   ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

 Current installments of long-term debt   $   660  $   345  $   924
 Short-term bank borrowings                 2,059       --      538
 Accounts payable                           4,785    4,789    6,131
 Accrued expenses                           3,957    4,162    4,456
 Income taxes                                 371      637      441
                                           ------   ------   ------
   Total current liabilities               11,832    9,933   12,490
                                           ------   ------   ------

Long-term debt, excluding current
 installments                               3,693    2,375    4,143

Deferred income taxes                       1,061      593    1,056
                                           ------   ------   ------
   Total liabilities                       16,586   12,901   17,689
                                           ------   ------   ------

Shareholders' equity:
 Common shares without par value
  Authorized shares:  15,000,000;
  Issued shares:  6,850,550                20,950   20,775   20,896
 Retained earnings                         22,750   21,016   22,325
 Equity adjustment from foreign
  currency translation                      3,487    2,657    3,774
 Employee stock purchase plan loans
  and deferred compensation                  (577)    (967)    (768)
 Less treasury shares: 1,459,642 shares
  at December 31, 1995, and 1,532,630
  shares at December 31, 1994, and
  1,479,586 shares at June 30, 1995.       (9,624) (10,074)  (9,747)
                                           ------   ------   ------
   Total shareholders' equity              36,986   33,407   36,480
                                           ------   ------   ------

   Total liabilities and shareholders'
    equity                                $53,572  $46,308  $54,169
                                           ------   ------   ------


See accompanying notes to consolidated condensed financial statements.

                       PART I.  FINANCIAL INFORMATION

                    ROBINSON NUGENT, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                       Three Months Ended     Six Months Ended
                                           December 31          December 31
                                       ------------------     ----------------
                                         1995       1994      1995        1994
                                        -------   -------    -------    -------
Net sales                               $20,047   $18,921    $40,547    $38,524
Cost of sales                            15,775    13,652     31,014     27,686
                                        -------   -------    -------    -------
 Gross profit                             4,272     5,269      9,533     10,838
Selling, general and administrative
 expenses                                 4,013     3,823      7,786      7,757
                                        -------   -------    -------    -------
 Operating income                           259     1,446      1,747      3,081
                                        -------   -------    -------    -------
Other income (expense):
 Interest income                             31        38         58         68
 Interest expense                          (109)      (65)      (233)      (111)
 Royalty income                              30        24         60        236
 Currency gain (loss)                       (49)       15       (101)       (16)
 Other expense                              (63)      (38)      (122)       (23)
                                        -------   -------    -------    -------
                                           (160)      (26)      (338)       154
                                        -------   -------    -------    -------
Income before income taxes                   99     1,420      1,409      3,235
Income taxes                                155       483        665      1,200
                                        -------   -------    -------    -------
Net income (loss)                       $   (56)  $   937    $   744    $ 2,035
                                        -------   -------    -------    -------
Net income (loss) per common share      $  (.01)  $   .17    $   .14     $  .37
                                        -------   -------    -------    -------
Dividends per common share              $   .03   $   .03    $   .06     $  .06
                                        -------   -------    -------    -------
Weighted average number of
 common shares outstanding
 and common share equivalents             5,438     5,371      5,443      5,361
                                        -------   -------    -------    -------


See accompanying notes to consolidated condensed financial statements.

                             PART I.  FINANCIAL INFORMATION

                          ROBINSON NUGENT, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                    (IN THOUSANDS)



                                                   Six Months Ended
                                                      December 31
                                                  -----------------
                                                    1995      1994
                                                  -------   -------
Cash flows from operating activities:
  Net income                                      $   744   $ 2,035
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                   2,507     1,662
    Losses from disposition of capital assets         167        --
    Decrease in receivables                         1,497     1,342
    Increase in inventories                          (763)   (1,092)
    Decrease in other current assets                  332       294
    Decrease in accounts payable and
     accrued expenses                              (1,845)      (94)
    Increase (decrease) in income taxes               206      (134)
                                                  -------   -------
    Net cash provided by operating activities       2,845     4,013
                                                  -------   -------

Cash flows from investing activities:
  Capital expenditures                             (3,558)   (3,273)
  Decrease in other assets                             57         4
                                                  -------   -------
      Net cash used in investing activities        (3,501)   (3,269)
                                                  -------   -------

Cash flows from financing activities:
  Proceeds from short-term bank borrowings          1,730        --
  Repayments of short-term bank borrowings           (203)     (800)
  Proceeds from long-term debt                        193        --
Repayments of long-term debt                         (498)      (66)
  Cash dividends paid                                (322)     (319)
Repayments of employee stock purchase
  plan loans                                          126        47
  Stock options exercised                               3        --
                                                  -------   -------
      Net cash provided by (used in) financing
      activities                                    1,029    (1,138)
                                                  -------   -------
Effect of exchange rate changes on cash              (211)       76
                                                  -------   -------
  Increase (decrease) in cash and
    cash equivalents                                  162      (318)
  Cash and cash equivalents at beginning
    of period                                       2,460     2,991
                                                  -------   -------
      Cash and cash equivalents at end
       of period                                  $ 2,622   $ 2,673
                                                  -------   -------


See accompanying notes to consolidated condensed financial statements.

                            PART I.  FINANCIAL INFORMATION

                       ROBINSON NUGENT, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                    DECEMBER 31, 1995 AND 1994, AND JUNE 30, 1995



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all of which are normal and recurring) to present fairly the financial position of the Company and its subsidiaries, results of operations, and cash flows in conformity with generally accepted accounting principles.

2. Earnings per common share are based upon the weighted average number of shares outstanding during each period, plus common share equivalents resulting from dilutive stock options.

3. The income tax expense for the quarter and the six months ended December 31, 1995 differs from expected effective rates due to income taxes on profit in the United States and no income tax benefits from losses in Europe.

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

                         PART I.  FINANCIAL INFORMATION

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1995 were $20,047,000, up 6 percent over sales of $18,921,000 in the same period a year ago. The sales growth in the quarter occurred primarily in the United States, Europe and Asia. Sales in Europe advanced by 4 percent or $201,000 as a result the inclusion of Teckino Manufacturing, b.v.b.a. (Teckino), acquired February 21, 1995. Excluding sales by Teckino, Europe was down 9 percent or $484,000. United States business increased 2.7% compared to prior year, as higher domestic sales were partially offset by a shift in business to the Company's Asian operations. Net sales for the six months ended December 31, 1995 were $40,547,000 compared to $38,524,000 for the same period a year ago. The sales growth in the six month period occurred primarily in Europe and Asia. Higher sales in Europe were due primarily to Teckino which had $1,419,000 in sales in the six month period. Higher sales in Asia were due primarily to a shift in customer sales from the United States to Asia.

Comparative sales by geographic territory for the respective periods follows:


                                    Three Months Ended     Six Months Ended
        ($000 omitted)                  December 31          December 31
                                    ------------------     -----------------
                                      1995      1994       1995        1994
                                    --------   -------   -------     -------
        United States:
          Domestic                   $13,087   $11,743   $26,028     $24,077
          Export:
            Europe                         5       148        37       1,074
            Asia                         239       913       984       2,381
            Rest of world                334       237       557         428
                                    --------   -------   -------     -------
            Total export sales           578     1,298     1,578       3,883
                                    --------   -------   -------     -------
            Total sales to customers  13,665    13,041    27,606      27,960
          Intercompany                 1,694     1,918     3,146       3,011
                                    --------   -------   -------     -------
            Total United States       15,359    14,959    30,752      30,971
                                    --------   -------   -------     -------
        Europe:
          Domestic                     4,704     4,267     9,467       7,665
          Export to Asia                 319       657     1,028       1,209
          Rest of world                   --         4        --          12
                                    --------   -------   -------     -------




            Total sales to customers   5,023     4,928    10,495       8,886
          Intercompany                   845       739     1,733       1,426
                                    --------   -------   -------     -------
            Total Europe               5,868     5,667    12,228      10,312
                                    --------   -------   -------     -------
        Asia:
          Domestic                     1,359       670     2,446       1,167
          Export to United States         --       282        --         511
                                    --------   -------   -------     -------
            Total sales to customers   1,359       952     2,446       1,678
          Intercompany                   831       150     1,582         293
                                    --------   -------   -------     -------
            Total Asia                 2,190     1,102     4,028       1,971
                                    --------   -------   -------     -------
        Eliminations                  (3,370)   (2,807)   (6,461)     (4,730)
                                    --------   -------   -------     -------
        Consolidated                 $20,047   $18,921   $40,547     $38,524
                                    --------   -------   -------     -------


Incoming customer orders for the quarter ended December 31, 1995 were up 36 percent to $21.6 million, compared to orders of $15.8 million in the same quarter a year ago. On a comparative basis, the significant increase in customer orders was due to two factors, an abnormally low bookings rate in the prior year's quarter and a higher order level in the current quarter in Europe. Customer orders for the six months ended December 31,1995 were $41.0 million compared to $37.3 million in the prior year, an increase of $3.7 million or 10 percent. The Company ended the quarter with a backlog of unshipped orders of $15.8 million compared to $12.4 million a year ago.

Gross profits in the quarter ended December 31, 1995 amounted to $4,272,000 or
21.3 percent of net sales, compared to $5,269,000 or 27.8 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development which amounted to $866,000 or 4.3 percent of net sales in the current quarter compared to $794,000 or 4.2 percent of net sales in the prior year. The reduction in gross profits in the quarter from the prior period reflects lower purchases by a major customer, continued competitive price pressures, higher development costs for a new customized product in Europe and the write-off of machinery and equipment for which there is no anticipated future use. Gross profits for the six months ended December 31, 1995 amounted to $9,533,000 or 23.5 percent of net sales, compared to $10,838,000 or 28.1 percent of net sales in the prior year. Engineering expenses for the six months ended December 31, 1995 amounted to $1,675,000 or 4.1 percent of net sales compared to $1,784,000 or 4.6 percent of net sales in the prior year.

Selling, general and administrative expenses of $4,013,000 for the three months ended December 31, 1995 increased by $190,000 or 5 percent compared to expenses of $3,823,000 in the prior year. Higher expenses in Europe and Asia were partially offset by lower payroll and other administrative expenses in the United States. Europe increased $216,000, primarily due to the acquisition of Teckino. Asia increased $177,000 due to the cost of the new regional headquarters in Singapore. Expenses of $7,786,000 for the six months ended December 31, 1995 increased by $29,000 or 0.4 percent compared to expenses of $7,757,000 in the prior year. This primarily reflected reduced commissions, advertising, recruitment, promotions and bonus expense in the United States. Offsetting the expense reduction in the United States were higher expenses in Europe and Asia, reflecting the Company's expansion in these areas.

Other income and expense for the three months ended December 31, 1995 reflected a net expense of $160,000 compared to $26,000 for the comparable three month period in the prior year. This reflected higher interest expenses, currency losses, and expenses related to the Company's Isocon joint venture. Interest expense increased to $109,000 compared to $65,000 in the prior year due to an increased borrowing level. Currency losses totaled $49,000 compared to gains of $15,000 in the prior year. The Company terminated its joint venture company, Isocon L.C. during the quarter. Total expenses incurred in the joint venture, including the termination cost, totaled $63,000 for the quarter. Other income and expense for the six months ended December 31, 1995 reflected an expense of $338,000 compared to income of $154,000 for the comparable six month period in the prior year. The gain in the prior year includes $236,000 of royalty income paid to the Company by a competitor licensed to manufacture and sell a product utilizing one of the Company's patented features. Interest expense increased to $233,000 compared to $111,000 in the prior year period due to an increased borrowing level. Other expense in the current year includes $122,000 of expenses related to the terminated Isocon L.C. joint venture.

The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates.
A provision for income tax expense has been accrued for profits generated in the United States, Switzerland, Belgium, Netherlands and the Company's cable operations in Malaysia, but no tax benefit has been recognized on the pretax losses incurred in Scotland, Singapore and the Company's connector operations in Malaysia.

The net loss in the quarter ended December 31, 1995 amounted to $56,000 or 1 cent per share, compared to a net income of $937,000 or 17 cents per share, a year ago. The net loss in the quarter resulted from lower gross profits compared to the prior year's second quarter, as noted above, and higher expenses. The net income for the six months ended December 31, 1995 amounted to $744,000 or 14 cents per share compared to $2,035,000 or 37 cents per share a year ago. The year to date net losses from European and Asian operations were $410,000 and $60,000 respectively. European operations had a net loss of $162,000 in this period in the prior year. Asian operation's net income for the six months ended December 31, 1994 was $208,000.

MATERIAL CHANGES IN FINANCIAL CONDITION

Net working capital at December 31, 1995 amounted to $15.4 million compared to $15.2 million at December 31, 1994 and $15.9 million at June 30, 1995.
The current ratio was 2.3 to 1 compared to 2.5 to 1 in the prior year. The reduction in the current ratio was primarily the result of increased short-term borrowings. Short term bank borrowing increased $2,059,000 compared to the prior year, and $1,521,000 compared to June 30, 1995. Cash and cash equivalent balances advanced by $162,000 at December 31, 1995 compared to June 30, 1995. There were no significant changes in long-term debt in the quarter ended December 31, 1995. Long term debt increased $1,633,000 compared to the prior year, due primarily to the acquisition of Teckino Manufacturing, b.v.b.a. Long-term debt due after one-year represented $3.7 million, or 10 percent of shareholders' equity at the quarter end, compared to $2.4 million or 7 percent of shareholders' equity at the prior year's quarter end. The Company believes working capital and capital expenditure requirements can be met from operations, cash balances, and available lines of credit.

                               PART II.  OTHER INFORMATION

Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Shareholders of Robinson Nugent, Inc. was held on November 2, 1995 for the following purposes:

          1. Election of three (3) directors to hold office for three (3) years from meeting date as follows:

                                             Vote
                                 For        Withheld     No Vote
                                -----       --------     -------
           Shares:
           Richard L. Mattox,  4,697,900      38,963         --
           Diane T. Maynard    4,697,900      38,963         --
           Patrick C. Duffy    4,697,900      38,963         --

          The following directors shall continue their term of office as a director from November 2, 1995:


           Larry W. Burke          - 1 year
           Lawrence Mazey          - 1 year
           James W. Robinson       - 1 year
           Jerrol Z. Miles         - 2 years
           Samuel C. Robinson      - 2 years
           Richard W. Strain       - 2 years

          2. Ratification of the selection of Coopers & Lybrand L.L.P. as certified public accountants for the Company for the fiscal year ending June 30, 1996.

                                            Vote
                                           ------
                              For     Against   Abstain    No Vote
                             -----    -------   -------    -------

           Shares:         4,732,619     400     3,843        --


Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  See Index to Exhibits.

               (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ROBINSON NUGENT, INC.
                                   --------------------------------------
                                                (Registrant)


Date
     ---------------------------   --------------------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer




Date
     ---------------------------   --------------------------------------
                                   Anthony J. Accurso
                                   Vice President, Treasurer and Chief
                                    Financial Officer

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