Form 10-Q
period 1996-03-31
ROBINSON NUGENT INC
filed 1996-05-15
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended              March 31, 1996
                                   =====================================
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to
                                   =================   ================

Commission File Number                  0-9010
                        =================================================

                          ROBINSON NUGENT, INC.
=========================================================================

(Exact name of registrant as specified in its charter)

               INDIANA                            35-0957603
=========================================================================

(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

  800 East Eighth Street, New Albany, Indiana           47151-1208
==========================================================================
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (812) 945-0211
                                             ============================


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ======    ======


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of April 30, 1996, the registrant had outstanding 5,391,608 common shares without par value.

     The Index to Exhibits is located at page 13 in the sequential numbering system. Total pages: 14.

                  ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                   INDEX




                                                                  Page No.
                                                                  ========
PART I. Financial Information:


    Item 1. Financial Statements (Unaudited)


        Consolidated condensed balance sheets at March 31, 1996,
        March 31, 1995 and June 30, 1995                    ........3

        Consolidated condensed statements of income for the three
        and nine months ended March 31, 1996 and March 31, 1995.....5


        Consolidated condensed statements of cash flows for the
        nine months ended March 31, 1996 and March 31,1995  ........6


        Notes to consolidated condensed financial statements........7


    Item 2. Management's discussion and analysis of financial
            condition and results of operations             ........8


PART II.    Other Information                               .......11

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT SHARE DATA)


                                              March 31         June 30
                                      ======================   =======
ASSETS                                  1996         1995        1995
                                      =======      =======     =======
Current assets:

 Cash and cash equivalents            $ 2,024      $ 2,346     $ 2,460

 Accounts receivable, net              12,280       12,120      12,209

 Inventories:
   Raw materials                        2,263        1,817       1,730
   Work in process                      6,977        7,271       6,861
   Finished goods                       4,169        2,744       2,687
                                      =======      =======     =======
     Total inventories                 13,409       11,832      11,278

 Other current assets                   1,747        2,644       2,418
                                      =======      =======     =======
   Total current assets                29,460       28,942      28,365
                                      =======      =======     =======
Property, plant & equipment, net       25,588       24,380      24,609

Other assets                              692        1,196       1,195
                                      =======      =======     =======
   Total assets                       $55,740      $54,518     $54,169
                                      =======      =======     =======
                                      =======      =======     =======

See accompanying notes to consolidated condensed financial statements.

                      PART I.  FINANCIAL INFORMATION

                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT SHARE DATA)


                                               March 31       June 30
                                        ====================  =======
LIABILITIES AND SHAREHOLDERS' EQUITY      1996       1995       1995
                                        =======    =======    =======
Current liabilities:

 Current installments of long-term debt $   522    $   730    $   924
 Short-term bank borrowings               2,520        350        538
 Accounts payable                         6,022      6,896      6,131
 Accrued expenses                         4,752      4,385      4,456
 Income taxes                               578      1,177        441
                                        =======    =======    =======
   Total current liabilities             14,394     13,538     12,490
                                        =======    =======    =======
Long-term debt, excluding current
 installments                             3,428      4,338      4,143
Deferred income taxes                     1,047        896      1,056
                                        =======    =======    =======
   Total liabilities                     18,869     18,772     17,689
                                        =======    =======    =======
Shareholders' equity:
 Common shares without par value
  Authorized shares:  15,000,000;
  Issued shares:  6,851,250              20,955     20,878     20,896
 Retained earnings                       22,921     21,528     22,325
 Equity adjustment from foreign
  currency translation                    3,108      3,943      3,774
 Employee stock purchase plan loans
  and deferred compensation                (489)      (856)      (768)
 Less treasury shares: 1,459,642
  shares at March 31, 1996, and
  1,479,586 shares at March 31, 1995
  and June 30, 1995                      (9,624)    (9,747)    (9,747)
                                        =======    =======    =======
   Total shareholders' equity            36,871     35,746     36,480
                                        =======    =======    =======
   Total liabilities and shareholders'
    equity                              $55,740    $54,518    $54,169
                                        =======    =======    =======
                                        =======    =======    =======


See accompanying notes to consolidated condensed financial statements.

                      PART I.  FINANCIAL INFORMATION

                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 Three Months Ended     Nine Months Ended
                                       March 31               March 31
                                =====================  =================

                                  1996       1995        1996      1995
                                =======    =======     =======   =======
Net sales                       $21,178    $20,434     $61,725   $58,958
Cost of sales                    16,434     15,368      47,448    43,054
                                =======    =======     =======   =======
 Gross profit                     4,744      5,066      14,277    15,904
Selling, general and
 administrative  expenses         3,952      3,449      11,738    11,206
                                =======    =======     =======   =======
 Operating income                   792      1,617       2,539     4,698
                                =======    =======     =======   =======
Other income (expense):
 Interest income                     34         34          92       102
 Interest expense                  (142)       (69)       (375)     (180)
 Royalty income                      95         35         155       271
 Currency gain (loss)                17       (279)        (84)     (295)
 Other expense                       --        (15)       (122)      (38)
                                =======    =======     =======   =======
                                      4       (294)       (334)     (140)
                                =======    =======     =======   =======
Income before income taxes          796      1,323       2,205     4,558
Income taxes                        464        581       1,129     1,781
                                =======    =======     =======   =======
Net income                      $   332    $   742     $ 1,076   $ 2,777
                                =======    =======     =======   =======
                                =======    =======     =======   =======

Net income per common share     $   .06    $   .14     $   .20   $   .52
                                =======    =======     =======   =======
                                =======    =======     =======   =======

Dividends per common share      $   .03    $   .03     $   .09   $   .09
                                =======    =======     =======   =======
                                =======    =======     =======   =======

Weighted average number of
 common shares outstanding
 and common share equivalents     5,414      5,393       5,433     5,372
                                =======    =======     =======   =======
                                =======    =======     =======   =======


See accompanying notes to consolidated condensed financial statements.

                      PART I.  FINANCIAL INFORMATION

                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                              (IN THOUSANDS)

                                                    Nine Months Ended
                                                          March 31
                                                   ===================
                                                     1996       1995
                                                   =======    =======
Cash flows from operating activities:
  Net income                                       $ 1,076    $ 2,777
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                    3,972      2,700
    Losses from disposition of capital assets          258         --
    Increase in receivables                            (71)    (1,241)
    Increase in inventories                         (2,131)    (1,690)
    Decrease in other current assets                   400        152
    Decrease in accounts payable and
      accrued expenses                                 187      1,026
    Increase in income taxes                           399        438
                                                   =======    =======
    Net cash provided by operating activities        4,090      4,162
                                                   =======    =======

Cash flows from investing activities:
  Capital expenditures                              (5,467)    (4,720)
  Decrease in other assets                              75          4
  Investment in Teckino Manufacturing b.v.b.a.,
      net of cash acquired                              --       (186)
                                                   =======    =======
    Net cash used in investing activities           (5,392)    (4,902)
                                                   =======    =======

Cash flows from financing activities:
  Proceeds from short-term bank borrowings           2,230        350
  Repayments of short-term bank borrowings            (239)      (800)
  Proceeds from long-term debt                         193         --
Repayments of long-term debt                          (644)      (100)
  Cash dividends paid                                 (484)      (479)
Repayments of employee stock purchase
   plan loans                                          182        133
  Issuance of common stock                               5         --
  Stock options exercised                                3         80
      Net cash provided by (used in)               =======    =======
      financing activities                           1,246       (816)
                                                   =======    =======

Effect of exchange rate changes on cash               (380)       911
                                                   =======    =======
  Decrease in cash and cash equivalents               (436)      (645)
  Cash and cash equivalents at beginning of period   2,460      2,991
                                                   =======    =======
      Cash and cash equivalents at end of period   $ 2,024    $ 2,346
                                                   =======    =======
                                                   =======    =======


See accompanying notes to consolidated condensed financial statements.

                      PART I.  FINANCIAL INFORMATION

                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                MARCH 31, 1996 AND 1995, AND JUNE 30, 1995



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

3. The income tax expense for the quarter and the nine months ended March 31, 1996 differs from expected effective rates due to income taxes on profit in the United States and no income tax benefits from losses in Europe.

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

                      PART I.  FINANCIAL INFORMATION

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1996 were $21,178,000, up 4 percent over sales of $20,434,000 in the same period a year ago. The sales growth in the quarter occurred in the United States, Europe and Asia. Sales in Europe advanced by 7 percent or $401,000 primarily as a result of higher shipments from the Company's facility in Scotland. Total business in the United States increased 6% compared to prior year, as higher domestic sales increased intercompany sales to our Asian subsidiary offset lower direct sales from the United States to our Asian customers. Net sales for the nine months ended March 31, 1996 were $61,725,000 compared to $58,958,000 for the same period a year ago. The sales growth in the nine month period occurred in Europe and Asia. Higher sales in Europe were due primarily to Teckino Manufacturing b.v.b.a. (Teckino), acquired February 21, 1995, which had $1,698,000 in sales in the nine month period compared to $331,000 in the same period a year ago. Higher sales in Asia were due primarily to a shift in customer sales from the United States to Asia.

Comparative sales by geographic territory for the respective periods follows:

                                    Three Months Ended  Nine Months Ended
                                   ===================  =================
     ($000 omitted)                        March 31            March 31
                                   =================== ==================

                                      1996      1995      1996      1995
                                   ========  ========  ========  =======
     United States:
        Domestic                   $13,602   $13,121   $39,630   $37,198
        Export:
          Europe                        11      (135)       48       939
          Asia                         168     1,182     1,152     3,563
          Rest of world                505       322     1,062       750
                                   =======   =======   =======   =======
          Total export sales           684     1,369     2,262     5,252
                                   =======   =======   =======   =======
          Total sales to customers  14,286    14,490    41,892    42,450
        Intercompany                 2,026       933     5,172     3,944
                                   =======   =======   =======   =======
          Total United States       16,312    15,423    47,064    46,394
                                   =======   =======   =======   =======
     Europe:
        Domestic                     5,271     4,534    14,738    12,199
        Export to Asia                 324       594     1,352     1,803
        Rest of world                   --         5        --        17
                                   =======   =======   =======   =======
          Total sales to customers   5,595     5,133    16,090    14,019
     Intercompany                      867       928     2,600     2,354
                                   =======   =======   =======   =======
          Total Europe               6,462     6,061    18,690    16,373
                                   =======   =======   =======   =======
     Asia:
        Domestic                     1,297       614     3,743     1,781
        Export to United States         --       197        --       708
                                   =======   =======   =======   =======
          Total sales to customers   1,297       811     3,743     2,489
        Intercompany                   514       302     2,096       595
                                   =======   =======   =======   =======
          Total Asia                 1,811     1,113     5,839     3,084
                                   =======   =======   =======   =======
     Eliminations                   (3,407)   (2,163)   (9,868)   (6,893)
                                   =======   =======   =======   =======
     Consolidated                  $21,178   $20,434   $61,725   $58,958
                                   =======   =======   =======   =======
                                   =======   =======   =======   =======



Incoming customer orders for the quarter ended March 31, 1996 amounted to $22.3 million, down slightly from orders of $22.5 million in the same quarter a year ago. Customer orders for the nine months ended March 31, 1996 were $63.4 million compared to $59.8 million in the prior year, an increase of $3.6 million or 6 percent. The Company ended the quarter with a backlog of unshipped orders of $16.9 million compared to $14.5 million a year ago.

Gross profits in the quarter ended March 31, 1996 amounted to $4,744,000 or 22.4 percent of net sales, compared to $5,066,000 or 24.8 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development which amounted to $1,013,000 or
4.8 percent of net sales in the current quarter compared to $920,000 or
4.5 percent of net sales in the prior year. The reduction in gross profits in the quarter compared to the prior year reflects continued competitive price pressures, an unfavorable product mix in Europe and higher engineering expenses on new products. Gross profits for the nine months ended March 31, 1996 amounted to $14,277,000 or 23.1 percent of net sales, compared to $15,904,000 or 27.0 percent of net sales in the prior year. In addition to the issues noted above in the quarter comparison, year to date gross profit was negatively effected by higher production costs associated with a new customized product in Europe, and the write-off of machinery and equipment for which there is no anticipated future use in the U. S. connector business. Engineering expenses for the nine months ended March 31, 1996 amounted to $2,688,000 or 4.4 percent of net sales compared to $2,704,000 or 4.6 percent of net sales in the prior year.

Selling, general and administrative expenses of $3,952,000 for the three months ended March 31, 1996 increased by $503,000 or 15 percent compared to expenses of $3,449,000 in the prior year due to higher expenses in Europe, Asia and the United States. Europe increased $145,000, primarily due to the acquisition of Teckino. Asia increased $152,000 due primarily to the cost of the new regional headquarters in Singapore. Higher expenses in the United States reflect higher advertising, payroll and scrap expenses. Expenses of $11,738,000 for the nine months ended March 31, 1996 increased by $532,000 or 5 percent compared to expenses of $11,206,000 in the prior year. This primarily reflected reduced recruitment, promotions and bonus expense in the United States.
Offsetting the expense reduction in the United States were higher expenses in Europe and Asia, reflecting the Company's expansion in these areas.

Other income and expense for the three months ended March 31, 1996 reflected a net income of $4,000 compared to a net expense of $294,000 for the comparable three month period in the prior year. The quarterly change in other income and expense reflected higher royalty income, and currency gains in the current quarter compared to currency losses in the prior year's quarter; partly offsetting was higher interest expense in the current quarter. Interest expense increased to $142,000 compared to $69,000 in the prior year due to an increased borrowing level. Currency gains in the quarter totaled $17,000 compared to losses of $279,000 in the prior year. The prior year currency loss was primarily generated by the translation of foreign currency denominated intercompany loans resulting from transactions in Scotland and Switzerland. Other income and expense for the nine months ended March 31, 1996 reflected a net expense of $334,000 compared to $140,000 for the comparable nine month period in the prior year. The higher net other expense in the current period reflects higher interest expense, lower royalty income, and expenses related to the Company's joint venture (Isocon L.C. - terminated in December 1995), partially offset by lower currency losses. Interest expense increased to $375,000 compared to $180,000 in the prior year period due to an increased borrowing level. Royalty income for the nine months to date of $155,000 was $116,000 lower than last year due to the inclusion of a one-time royalty catch-up in the prior year's results. Other expense in the current year includes $122,000 of expenses related to the terminated Isocon L.C. joint venture.

The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company
operates.   A provision for income tax expense has been accrued for
profits generated in the United States, Switzerland, Netherlands and the Company's cable operations in Malaysia, but no tax benefit has been recognized on the pretax losses incurred in Scotland, Belgium, Singapore and the Company's connector operations in Malaysia.

The net income in the quarter ended March 31, 1996 amounted to $332,000 or 6 cents per share, compared to $742,000 or 14 cents per share, a year ago. The lower net income in the quarter resulted from lower gross profits and higher expenses compared to the prior year's third quarter; partly offset by the favorable currency variance. The net income for the nine months ended March 31, 1996 amounted to $1,076,000 or 20 cents per share compared to $2,777,000 or 52 cents per share a year ago. The year to date net losses from European and Asian operations were $642,000 and $145,000, respectively. European operations had a net loss of $317,000 in this period in the prior year. Asian operation's net income for the nine months ended March 31, 1995 was $187,000.

MATERIAL CHANGES IN FINANCIAL CONDITION

Net working capital at March 31, 1996 amounted to $15.1 million compared to $15.4 million at March 31, 1995 and $15.9 million at June 30, 1995.
The current ratio was 2.0 to 1 compared to 2.1 to 1 in the prior year.
The reduction in the current ratio was primarily the result of increased short-term borrowings. Short term bank borrowing of $2,520,000 increased $2,170,000 compared to the prior year, and $1,982,000 compared to June 30, 1995. Net inventory increased by $1,577,000 and $2,131,000 compared to March 31, 1995 and June 30, 1995, respectively. Cash and cash equivalent balances decreased by $436,000 at March 31, 1996 compared to June 30, 1995. There were no significant changes in long-term debt in the quarter ended March 31, 1996. Long-term debt due after one-year represented $3.4 million, or 9 percent of shareholders' equity at the quarter end, compared to $4.3 million or 12 percent of shareholders' equity at the prior year's quarter end.

The Company believes working capital and capital expenditure requirements can be met from operations, cash balances, and available lines of credit.

On April 18, 1996, the Company's Board of Directors authorized the purchase of up to 500,000 of the outstanding Common Shares of the Company in open market, or privately negotiated, transactions. The number of shares purchased, if any, will be dependent upon market conditions and will be subject to such terms and prices as management determines are appropriate. These purchases may be made from time to time between May 1, 1996 and April 30, 1997.

Shares acquired in this program will be designated as treasury shares and will be available for general corporate purposes including use in the Company's stock option and employee stock purchase plan.

Working capital needed to fund these purchases will initially be provided from the Company's existing short-term bank line of credit. This line of credit has been increased to $7,000,000 as of May 9, 1996.

                        PART II.  OTHER INFORMATION



Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  See Index to Exhibits.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

          (c)  A Form 8-K was filed on April 26, 1996.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ROBINSON NUGENT, INC.
                                   ======================================
                                                (Registrant)


Date
     =======================       ======================================
                                   Larry W. Burke
                                   President and Chief Executive Officer



Date
     =======================       ======================================
                                   Anthony J. Accurso
                                   Vice President, Treasurer and Chief
                                     Financial Officer

                                 FORM 10-Q

                             INDEX TO EXHIBITS



Number of                                               Sequential
   Item                                                 Numbering
Assigned in                                               System
Regulation S-K                                         Page Number
   Item 601            Description of Exhibit           of Exhibit
==============  =====================================  ============

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