Form 10-K
period 1996-06-30
ROBINSON NUGENT INC
filed 1996-09-25
CIK 276747

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _______________ to __________________

Commission file number 0-9010

                              ROBINSON NUGENT, INC.
             (Exact name of registrant as specified in its charter)

           Indiana                                            35-0957603
(State or other jurisdiction of                            (I.R.S. Employer
 organization or incorporation)                         Identification Number)

800 East Eighth Street, New Albany, Indiana                   47151-1208
 (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:  (812) 945-0211

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

              Common Shares,                   Common Share
            Without Par Value                 Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes   X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

The Index of Exhibits is located at page 18 in the sequential numbering system. Total pages: 22.

     The aggregate market value of Common Shares held by nonaffiliates of the registrant, based on the closing price of the Common Shares as of September 16, 1996, was approximately $23,541,619.

     As of September 16, 1996, the registrant had outstanding 4,891,765 Common Shares, without par value.


                       DOCUMENTS INCORPORATED BY REFERENCE:


                                                 PARTS OF FORM 10-K INTO WHICH
          IDENTITY OF DOCUMENT                     DOCUMENT IS INCORPORATED

1996 Annual Report to Shareholders                      Parts I and II

Definitive Proxy Statement with respect to             Parts II and III
the 1996 Annual Meeting of Shareholders of registrant.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Robinson Nugent, Inc. (the "Company"), an Indiana corporation organized in 1955, designs, manufactures and markets electronic devices used to interconnect components of electronic systems. The Company's principal products are integrated circuit sockets; connectors used in board-to-board, wire-to-board, and wire-to-wire applications; and custom molded-on cable assemblies. The Company also offers application tooling that is used in applying wire and cable to its connectors.

     The Company's products are used in electronic telecommunication equipment including switching and networking equipment such as servers and routers, modems and PBX stations; data processing equipment such as mainframe computers, personal computers, workstations, CAD systems and peripheral equipment such as printers, disk drives, plotters and point-of-sale terminals; industrial controls and electronic instruments, both medical and industrial; consumer products; automotive electronics; and in a variety of other applications.

     Major markets are the United States, Europe, Japan, and the southeast Asian countries including Singapore and Malaysia. Manufacturing facilities are located in New Albany, Indiana; Dallas, Texas; Kings Mountain, North Carolina; Fremont, California; Delemont, Switzerland; Sungai Petani, Malaysia; Inchinnan, Scotland; and Hamont-Achel, Belgium.

     Corporate headquarters are located in New Albany, Indiana, which also is the site for the Company's engineering, research and development, preproduction and testing of new products. International headquarters are located in s-Hertogenbosch, Netherlands; Singapore; and Tokyo, Japan.

RECENT DEVELOPMENTS

     In April 1996, the Company's Board of Directors authorized the purchase of up to 500,000 Common Shares of the Company in open market, or privately negotiated transactions. The share repurchase program was completed in June 1996, as the Company purchased 499,843 of its Common Shares.

     In February 1995, the Company acquired Teckino Manufacturing b.v.b.a. (Robinson Nugent, Belgium), a manufacturing and engineering development company located in Hamont-Achel, Belgium. Robinson Nugent, Belgium produces connectors and other specialized electronic molded parts. The acquisition has been accounted for by the purchase method of accounting and the results of operations of Robinson Nugent, Belgium have been included in the Company's consolidated financial statements since the date of acquisition. In June 1996, Teckino Manufacuturng b.v.b.a.'s name was changed to Robinson Nugent, Belgium b.v.b.a.

     The Company formed ISOCON L.C., a joint venture with Components Circuits Inc. of Tempe, Arizona in May, 1995. The new company, ISOCON L.C., was established to merge the technical and marketing resources of the two companies for the development and sale of special electronic connector products. In December 1995, this joint venture was dissolved by mutual consent.

PRODUCTS

     The Company produces a broad range of sockets that accommodate a variety of integrated circuit package styles. Sockets are offered for dual-in-line package (DIP) and pin grid array (PGA) devices, as well as leaded and leadless chip carriers.

     Dual in-line memory module (DIMM) sockets were introduced in fiscal 1992. These sockets, which are designed to interconnect dual in-line memory modules, continue to be among the fastest growing electronic interconnect products in the world market. During 1996, the industry acceptance of this technology resulted in a migration of DIMM products from a customer specific to a standardized component. The enlarged worldwide market volume resulted in increased competition and rapid price erosion. The Company has redesigned the DIMM product line to be more competitive at the lower market prices.

     Sockets are used in a wide variety of applications within electronic equipment but are primarily used to interface integrated circuits, such as microprocessors and memory devices, to an electronic printed circuit board. In many applications, semiconductor devices are subject to replacement, which encourages the use of a socket rather than soldering the device directly to the printed circuit board. The demand for sockets is directly related to the demand for products which employ integrated circuits.

     The worldwide demand for dual in-line package (DIP) sockets is decreasing due to the maturity of the semiconductor package, while the demand for high-density and surface-mount sockets is increasing. The growing demand is due to the development of semiconductor package styles with very large counts of signal ports and new technologies such as ball grid and land grid array packages and interstitial pin patterns. The Company's newest socket products are designed to meet high-density and surface-mount requirements.

     The Company provides a broad range of electronic connectors, such as insulation displacement flat cable connectors (IDC), used in cable-to-cable and cable-to-board applications. The use of insulation displacement connectors in electronic hardware increases productivity by eliminating labor involved in stripping insulation from wires prior to attachment to the leads, and permits automation of the manufacture of cable assemblies. The range of connectors also includes several product styles that provide for board-to-board or board-stacking (parallel-mounting) applications.

     The Company manufacturers a line of personal computer memory card sockets and headers which provide interconnect for faxing, networking and computer expansion capabilities. In 1995, the Company broadened this line to include type III card kits and other options which enhanced the interchangability of this product line within this industry.

     The Company offers several product families in the two-piece style of connectors. These connectors are used to connect printed circuit boards which are positioned either at right angles, in-line, or parallel stacked at close intervals. The products offered include .025 inch square post connectors and receptacle sockets; DIN series connectors; high-density, high-pin-count connectors (HDC); half-pitch, high-density (PAK-50) connectors; 2-millimeter-spaced, high-density connectors (PAK-2); and a new higher pin count 2-millimeter-spaced connector (METPAK-Registered Trademark-2) used in backplane applications. In 1995, a new line of high density 1.0mm, .8mm and
 .5mm board stacking interconnects were introduced by the Company to address the growing demand for miniaturized connectors in the portable computer and communication equipment markets.

     The DIN series of connectors has many variations in connecting configurations and pin count. The product is based on a European standard, but has gained wide acceptance in the U.S. and other markets worldwide. While there are a large number of producers of DIN connectors in Europe, the Company is one of a limited number of manufacturers producing the product in the U.S.

     The high-pin-count, high-density connector (HDC) includes pin counts ranging from 60 to 492 in a three- and four-row configuration. This connector family, along with DIN connectors, is widely used on backplane applications and frequently requires the terminals to be press-fit to the backplane. This is accomplished by forming a compliant section in the tails of the connector contacts that, when pressed into a plated through-hole on a backplane, forms a reliable gas-tight connection without soldering. The Company has become recognized as a leader in press-fit backplane connectors and has focused marketing efforts in promoting its products for this type of application.

     The Company's half-pitch (PAK-50) connector family has been accepted as one of the industry's most reliable .050 inch spaced connectors. The contact design and compact shape has gained wide acceptance in applications, such as small form factor computers that require connectors that are highly reliable yet consume little space.

     The design of a low profile, surface-mounted socket, called PAK-2 serves the requirements of miniature disk drives and PDA (personal digital assistance) sectors of this industry.

     The METPAK-Registered Trademark-2 series of connectors includes four and five row versions of both standard and inverse configurations. The METPAK-Registered Trademark-2 is a new industry standard connector style used in board-to-board and board-to-back plane applications and over time will displace some of the more mature product types. This product line has wide acceptance in new designs, primarily in the computer workstation, communication and networking markets. The inverse METPAK-Registered Trademark-2 is a patented Company design which is gaining acceptance in mid-range computer and communications equipment.

     Technology continues to move the industry to an ever-increasing number of circuits per socket or connector to meet the increasing complexity of electronics systems or the increased capacity and processing speed of semiconductor devices. This results in increased demand for high-density connector products. Just as in sockets, the Company is focusing its new product development in connector products that meet these technology trends.

     Customers expect connector manufacturers to provide special tools required to utilize sockets and connectors. The Company offers a line of insertion and extraction tools in support of the socket, IDC, input/output (I/O), and two-piece connector lines.

     Cablelink, Incorporated, a wholly-owned subsidiary of the Company, produces cable assemblies of various types including IDC, fabricated and molded-on cable assemblies. Cablelink utilizes Robinson Nugent connectors whenever possible, but also provides cable assemblies with other manufacturers' connectors if the customer is specific regarding its requirements.

     In addition to standard products, the Company provides engineering assistance and product design and manufacturing of custom and derivative products. These products may require special production tooling that, in some cases, is paid for by the customer, shared, or amortized over future orders, depending upon contractual agreements reached with the customer. In some cases, the customer supplies the Company with a complete product design, but more often the design is produced solely by Company engineers. Current trends in the market indicate a growing demand for custom and derivative products. There is also an increased demand for the Company's engineers to be involved in the early development of the customer's product design.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company's engineering efforts are directed toward the development of new products to meet customer needs, the improvement of manufacturing processes and the adaptation of new materials to all products. New products include new creations as well as the design of derivative products to meet both the needs of the general market and customer proprietary custom designs.
 Engineering development covers new or improved manufacturing processes, assembly and inspection equipment, and the adaptation of new plastics and metals to all products. In recent years, the Company's products have become more sophisticated and complex in response to developments in semiconductors and their application. In 1994, the Company added the engineering capability to analyze customer high-speed applications and to design connectors that reduce electrical interference that can result from very high processing speeds of newer and more powerful microprocessors. In 1995, the Company's European operation's development capabilities were expanded with the acquisition of Robinson Nugent Belgium. Robinson Nugent Belgium's developmental skills in precision miniature connecting systems and electronic molded parts will enhance Europe's ability to produce unique designs to fulfill customer requirements.

     The Company's expenditures for research, development and engineering were approximately $3.7 million in 1996, $3.1 million in 1995, and $2.5 million in 1994.

     Consistent with industry direction, the Company is active in improving manufacturing processes through automation and also designs and builds its proprietary assembly equipment. The Company continues to apply advanced technologies, such as laser and video devices, to automatically inspect products during the assembly process. All new assembly machines are direct microcomputer-controlled, which provides greater flexibility in the manufacturing process. The Company continues to incorporate the latest technology in its electroplating process and to replace older injection molding machines with new machines that utilize the latest programmable controls.

SALES AND DISTRIBUTION

     The Company sells its products in the United States and international markets. The major market is the U.S. which produces approximately two-thirds of the consolidated sales of the Company. Its principal markets outside the U.S. are Europe, including the United Kingdom, Japan, Singapore, Malaysia, Hong Kong, and the emerging market of China. The southeast Asian countries continue to grow rapidly, and the Company has established a marketing and sales headquarters in Singapore. Sales to other Far East countries provide business opportunities and are expected to grow moderately.
 Sales in China have been initiated and have resulted in the Company doing business in China through its Hong Kong distributor.

     Sales outside the U.S. accounted for 36 percent of total sales in 1996, 40 percent in 1995 and 34 percent in 1994. The Company believes that development of global markets is essential to support the customer base. This is particularly the case in Asia where the market is the fastest growing in the world and is currently considered the second largest market for electronics and connector products. The Company does not believe that its international business presents any unusual risks other than with respect to changes in currency exchange rates. The following table sets forth the percentage of Company sales by major geographical location for the periods shown:

                                 YEARS ENDED JUNE 30
                              ------------------------
                              1996      1995      1994
                              ----      ----      ----
          United States        64%       60%       66%
          Europe               24        25        19
          Asia                 10        13        14
          Other                 2         2         1
                              ----      ----      ----
                              100%      100%      100%
                              ----      ----      ----
                              ----      ----      ----


     No sales to a single customer exceeded 10% of total net sales in 1996 or 1994. During 1995, the Company had sales to a single customer in excess of 10% of total net sales.

     Other financial data relating to domestic and foreign operations are included in Note (17), Business Segment and Foreign Sales, of Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of the Results of Operations and Financial Condition, included herein or incorporated by reference as a part of this Report.

     Principal markets in North America, Europe, and Asia are served by the Company's direct sales force and a network of distributors serving the electronic industry. The Company has U.S. regional offices located in the San Francisco, California and Chicago, Illinois metropolitan areas. Other Company sales offices are located in Japan, Singapore, England, Germany,

Sweden, Netherlands, France, and Italy. These offices service customers to whom the Company sells directly, provide coordination between the plants and customers, and provide technical training and assistance to distributors and manufacturers' representatives in their respective territories. Additional marketing expertise is provided by the product marketing specialists located in New Albany, Indiana; Kings Mountain, North Carolina; London, England; and s.Hertogenbosch, Netherlands, who provide assistance and technical information in support of all field requirements.

     The Company engages independent manufacturers' representative firms in the United States, Canada and several Far East countries, who are granted exclusive territories and agree not to carry competing products. These firms are paid on a commission basis on sales made to original equipment manufacturers and to distributors. All representative relationships are subject to termination by either party on short notice.

     The Company has an international network of distributors who are responsible for serving their respective customers from an inventory of the Company's products. Approximately 31 percent of the Company's worldwide sales are made through the distributor network. No distributor is required to accept only the franchise of the Company. All distributor agreements are subject to termination by either party on short notice.

BACKLOG

     The Company's backlog was approximately $15.9 million at June 30, 1996, $15.3 million at June 30, 1995, and $13.6 million at June 30, 1994. These amounts represent orders with firm shipment dates acceptable to the customers. The Company does not manufacture pursuant to long-term contracts, and purchase orders are generally cancelable subject to payment by the customer for charges incurred up to the date of cancellation. With just-in-time delivery objectives, customers have reduced order quantities, but are placing orders more frequently and expecting shorter lead times from point of order to point of shipment.

COMPETITION

     There is active competition in all of the Company's standard product lines. The Company's competitors include both large corporations having significantly more resources than the Company and smaller, highly specialized firms. The Company competes on the basis of customer service, product performance, quality, and price. Worldwide price erosion continued in a variety of the Company's product lines, reflecting a migration of some products to a commodity category, and the leveraging of higher volume purchases. Management believes that the Company's capabilities in customer service, new product design and its continued efforts to reduce cost of products are significant factors in maintaining the Company's competitive position.

MANUFACTURING

     The Company's manufacturing operations include plastic molding, electroplating and assembly. The Company designs and builds the majority of its automated and semiautomated assembly machines for use in-house and utilizes subcontractors on a limited basis for product assembly where volume does not warrant the cost of automation.

RAW MATERIALS AND SUPPLIES

     The Company utilizes copper alloys, precious metals, and plastics in the manufacture of its products. Although some raw materials are available from only a few suppliers, the Company believes it has adequate sources of supply for its raw material and component requirements. Raw material prices did not increase or decrease materially during fiscal year 1996.

     Use of gold is significant, but has declined in demand over the past several years. Plating processes using ROBEXTM, a palladium nickel alloy, and tin have accelerated in demand from customers of the Company. As a result of a gold consignment agreement with a bank, the Company is not exposed to a significant market risk of carrying gold inventories. The Company is not required to procure its gold under this arrangement, and may acquire gold from other sources. The Company is not obligated beyond one year with any supplier.

HUMAN RESOURCES

     As of June 30, 1996, the Company had approximately 806 full-time employees; 505 in the United States, 142 in Europe and 159 in Asia and Japan.

PATENTS AND TRADEMARKS

     Management believes that success in the electronic connector industry is dependent upon engineering and production skills and marketing ability; however, there is a trend in the industry toward more patent consideration and protection of proprietary designs and knowledge. The Company has pursued patent applications more frequently. The Company reviews each new product design for possible patent application. The Company has been granted several patents over the past three years and is presently awaiting acceptance on other pending applications. The Company has obtained registration of its trade and service marks in the United States and in major foreign markets.

ENVIRONMENT

     The Company's manufacturing facilities are subject to several laws and regulations designed to protect the environment. In the opinion of management, the Company is complying with those laws and regulations in all material respects and compliance has not had and is not expected to have a material effect upon its operations or competitive position.

EXECUTIVE OFFICERS OF THE COMPANY

     The current executive officers of the Company are:

                                                  SERVED IN PRESENT
       NAME            AGE       POSITIONS HELD    CAPACITY SINCE
- ------------------     ---     ------------------  ----------------
Larry W. Burke          56     President & Chief        1990
                               Executive Officer

Anthony J. Accurso      46     Vice President,          1994
                               Treasurer & Chief
                               Financial Officer

W. Michael Coutu        45     Vice President of        1992
                               Operations

Franklin D. Banet       59     Vice President and       1996
                               Plant Manager
William D. Gruhn        58     Vice President           1996
                               North America Sales

     The Bylaws of the Company provide that the officers are to be elected at each Annual Meeting of the Board of Directors. Under the Indiana Business Corporation Law, officers may be removed by the Board of Directors at any time, with or without cause. Mr. Thomas E. Merten, Vice President of Marketing, resigned as of June 1996.

ITEM 2.   PROPERTIES

     The Company owns a 36,000-square-foot building used for its executive offices, engineering department, quality assurance and administrative operations, and an adjacent 83,000-square-foot manufacturing facility located on approximately four acres in New Albany, Indiana. Manufacturing operations at New Albany were terminated on June 30, 1988 as a result of the consolidation of U.S. manufacturing of connectors and sockets in the Company's Dallas, Texas facility. A portion of the New Albany manufacturing facility is utilized by the Company's engineering, research and preproduction development groups. Manufacturing operations were reinstituted in 1990 on a limited basis and brokered product is inventoried at the New Albany site. In addition, the New Albany facility is instrumental in training plant personnel on new equipment prior to release to the manufacturing facilities in Dallas, Europe and Malaysia.

     The Company owns a 60,000-square-foot manufacturing facility located on approximately five acres in Dallas, Texas, and a 50,000-square-foot manufacturing facility located on approximately two acres in Delemont, Switzerland. In July, 1993, the Company acquired a facility with approximately 25,000 square feet in Inchinnan, Scotland under a long-term lease and relocated connector assembly operations from Delemont, Switzerland.
 Today, the Company's Delemont, Switzerland plant is utilized primarily for plating with a limited amount of manufacturing. In February, 1995, the Company acquired a manufacturing and engineering facility with approximately 14,000 square feet in Hamont-Achel, Belgium as part of the Robinson Nugent Belgium acquisition.

     In February, 1992, the Company occupied a manufacturing facility with approximately 10,000 square feet in Issogne, Italy under a three-year lease in connection with the acquisition of its new cable assembly operation. The Company closed this facility in October, 1993 and relocated manufacturing operations to other plant sites.

     The Company's Cablelink operations are located in leased facilities of approximately 40,000 square feet in Kings Mountain, North Carolina and approximately 10,000 square feet in Fremont, California. In June, 1991, a new manufacturing facility with approximately 21,000 square feet was acquired under a long-term lease arrangement in Sungai Petani, Malaysia. This facility was originally leased to establish the Cablelink operation in Asia, and currently, both cable assemblies and connectors are manufactured there.

ITEM 3.   LEGAL PROCEEDINGS.

     Other than ordinary routine litigation incidental to the business, there are no pending legal proceedings to which the Company is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The information included under the caption "Price Range and Dividend Information" on page 9 of the Company's 1996 Annual Report to Shareholders (the "1996 Report") is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information contained in the columns "1992-1996" in the table under the caption "Ten-Year Financial Summary" on pages 4 and 5 of the 1996 Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

     The information contained under the caption "Management's Discussion and Analysis of the Results of Operations and Financial Condition" on pages 6 through 8 of the 1996 Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information contained in the "Consolidated Financial Statements of the Company and Notes thereto" and the report of independent accountants on pages 10 through 23 in the 1996 Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information included under the captions "Nominees," "Business Experience of Directors," "Family Relationships," and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive 1996 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information included under the captions "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Report of the Compensation and Stock Option Committees," and "Stock Performance Graph" in the Company's definitive 1996 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the captions "Beneficial Ownership of Common Shares" and "Nominees" in the Company's definitive 1996 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the caption "Certain Transactions" in the Company's definitive 1996 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS A PART OF THIS REPORT.

          (1)  FINANCIAL STATEMENTS

               Reports of Independent Accountants

               Consolidated Balance Sheets as of June 30, 1996,
               1995, and 1994

               Consolidated Statements of Income for the years ended June 30, 1996, 1995, and 1994

               Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1995, and 1994

               Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995, and 1994

               Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULE

               Schedule for the years ended June 30, 1996, 1995, and 1994:

               II   Valuation and Qualifying Accounts

               All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

          (3)  EXHIBITS

            3.1 Articles of Incorporation of Robinson
                Nugent, Inc. (Incorporated by reference
                to Exhibit 3.1 to Form S-1 Registration
                Statement No. 2-62521.)

            3.2 Articles of Amendment of Articles of
                Incorporation of Robinson Nugent, Inc.
                filed September 1, 1978 (Incorporated by reference to Exhibit B(1) to Form 10-K
                Report for year ended June 30, 1980.)

            3.3 Articles of Amendment of Articles of
                Incorporation of Robinson Nugent, Inc.
                filed November 14, 1983 (Incorporated by reference to Exhibit 3.3 to Form 10-K
                Report for year ended June 30, 1984.)

            3.4 Amended and Restated Bylaws of Robinson
                Nugent, Inc. adopted November 7, 1991.
                (Incorporated by reference to Exhibit
                19.1 to Form 10-K Report for year ended
                June 30, 1992).

            4.1 Specimen certificate for Common Shares,
                without par value.  (Incorporated by
                reference to Exhibit 4 to Form S-1
                Registration Statement No. 2-62521.)

            4.2 Rights Agreement dated April 21, 1988
                between Robinson Nugent, Inc. and Bank
                One, Indianapolis, NA.  (Incorporated
                by reference to Exhibit I to Form 8-A
                Registration Statement dated May 2, 1988.)

            4.3 Amendment No. 1 to Rights Agreement dated
                September 26, 1991.  (Incorporated by
                reference to Exhibit 4.3 to Form 10-K
                Report for year ended June 30, 1991.)

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

           10.3 1993 Robinson Nugent, Inc. Employee and
                Non-Employee Director Stock Option Plan.
                (Incorporated by reference to Exhibit 19.1 to Form 10-K Report for the year ended
                June 30, 1993.)

           10.4 Summary of The Robinson Nugent, Inc.
                Stock Employee Stock Purchase Plan.
                (Incorporated by reference to Exhibit 19.2 to Form 10-K Report for the year ended
                June 30, 1993.)

           10.5 Deferred compensation agreement dated
                May 10, 1990 between Robinson Nugent,
                Inc. and Larry W. Burke, President and
                Chief Executive Officer, and related
                agreement dated May 10, 1990 between
                Robinson Nugent, Inc. and PNC Bank,
                Kentucky, Inc.(formerly Citizens
                Fidelity Bank and Trust Company of
                Louisville, Kentucky) as trustee.
                (Incorporated by reference to Exhibit
                19.1 to Form 10-K Report for year ended
                June 30, 1990.)

           10.6 Summary of Robinson Nugent, Inc. Bonus
                Plan for the fiscal year ended June 30,
                1997.

           13.0 1996 Annual Report to Shareholders of
                Robinson Nugent, Inc.

           21.0 The subsidiaries of the registrant are:

                                                     JURISDICTION
                NAME                                OF ORGANIZATION
                ----                                ---------------
                Cablelink, Incorporated              Indiana

                RNL, Inc.                            Indiana

                Robinson Nugent-Dallas, Inc.         Texas

                Robinson Nugent, S.A.R.L.            France

                Robinson Nugent, GmbH                Germany

                Robinson Nugent, Ltd.                Great Britain

                Nihon Robinson Nugent K.K.           Japan

                Robinson Nugent dba Cablelink        Malaysia
                 (Malaysia) Sdn. Bhd.

                Robinson Nugent (Malaysia) Sdn. Bhd.    Malaysia

                Robinson Nugent, S.A.                Switzerland

                Robinson Nugent (Scotland) Limited   Scotland

                Robinson Nugent International, Inc.     Virgin Islands

                Robinson Nugent (Europe) B.V.        Netherlands

                Robinson Nugent Belgium, b.v.b.a.    Belgium

                Robinson Nugent (Asia Pacific) Pte. Ltd.    Singapore

                Robinson Nugent Nordic, filial              Sweden
                till Robinson Nugent (Europe) B.V.
                The Netherlands

           23.0 Consent of Coopers & Lybrand L.L.P.
                Independent Accountants

           27.0 Financial Data Schedule.


     (b)  REPORTS ON FORM 8-K

                    The Company filed a Form 8-K report during the last quarter of fiscal 1996, relating to a common share repurchase program initiated in April and completed in June 1996.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ROBINSON NUGENT, INC.



Date: ____________________   By: _______________________________________
                                Larry W. Burke, President and Chief
                                Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: ___________________    By: _______________________________________
                                Samuel C. Robinson, Director



Date: ___________________    By: _______________________________________
                                Larry W. Burke, Director,
                                President and Chief Executive Officer
                                (Principal Executive Officer)



Date: ___________________    By: _______________________________________
                                Patrick C. Duffy, Director



Date: ___________________    By: _______________________________________
                                Richard L. Mattox, Director



Date: ___________________    By: _______________________________________
                                Diane T. Maynard, Director



Date: ___________________    By: _______________________________________
                                Jerrol Z. Miles, Director

Date: ___________________    By: _______________________________________
                                James W. Robinson, Director



Date: ___________________    By: _______________________________________
                                Richard W. Strain, Director



Date: ___________________    By: _______________________________________
                                Anthony J. Accurso, Vice President,
                                Treasurer and Chief Financial Officer
                                (Principal Financial Officer and
                                 Principal Accounting Officer)

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Robinson Nugent, Inc.

We have audited the accompanying consolidated balance sheets of Robinson Nugent, Inc. and Subsidiaries, as of June 30, 1996, 1995 and 1994, the related consolidated statements of operations, shareholders' equity and cash flows and the financial statement schedule for each of the three years then ended as listed in Item 14 of this Form 10-K for the year ended June 30, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Robinson Nugent, Inc. and Subsidiaries, as of June 30, 1996, 1995 and 1994, and the results of their operations and their cash flows for each of the three years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein for the years ended June 30, 1996, 1995 and 1994.

COOPERS & LYBRAND L.L.P.


Louisville, Kentucky
August 2, 1996

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                     JUNE 30, 1996, 1995, AND 1994



Financial Statement Schedule for the years ended June 30, 1996, 1995, and 1994 is included herein:

               II   Valuation and Qualifying Accounts




All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       ROBINSON NUGENT, INC. AND SUBSIDIARIES
                             (IN THOUSANDS OF DOLLARS)


           Col. A               Col. B                       Col. C                           Col. D          Col. E
       --------------       -------------     ------------------------------------         ------------     ----------
                                Balance                    Additions                                          Balance
  Description                at Beginning     Charged to Costs    Charged to Other         Deductions -       at End
                              of Period        and Expenses      Accounts-Describe          Describe         of Period
- ------------------------    -------------     ----------------   -----------------         ------------      ---------
YEAR ENDED JUNE 30, 1996

Deducted from asset accts
 Allowance for doubtful
  accounts                      $   651            $   205                $    --           $  117(A)         $   739
 Allowance for inventory
  obsolescence & valuation        1,585              1,071                     --            1,043(B)           1,613
                                -------            -------                -------           ---------         -------
  Total                         $ 2,236            $ 1,276                $    --           $1,160            $ 2,352
                                -------            -------                -------           ---------         -------
                                -------            -------                -------           ---------         -------
YEAR ENDED JUNE 30, 1995

Deducted from asset accts
 Allowance for doubtful
  accounts                      $   697            $    83                $    --           $  129(A)         $   651
 Allowance for inventory
  obsolescence & valuation        1,567                643                     --              625(B)           1,585
                                -------            -------                -------           ---------         -------
  Total                         $ 2,264            $   726                $    --           $  754            $ 2,236
                                -------            -------                -------           ---------         -------
                                -------            -------                -------           ---------         -------

YEAR ENDED JUNE 30, 1994

Deducted from asset accts
 Allowance for doubtful
  accounts                      $   887            $   127                $    --            $  317(A)        $   697
 Allowance for inventory
  obsolescence & valuation        1,261                737                     --               431(B)          1,567
                                -------            -------                -------           ---------         -------
  Total                         $ 2,148            $   864                $    --            $  748           $ 2,264
                                -------            -------                -------           ---------         -------
                                -------            -------                -------           ---------         -------


See footnotes on following page.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONT'D.)
                      ROBINSON NUGENT, INC. AND SUBSIDIARIES
                              (IN THOUSANDS OF DOLLARS)


                                                                       1996                    1995             1994
                                                                     -------                 ---------        -------
(A)Summary of activity in Column D follows:
   Reduction of requirements in allowance for doubtful
    accounts                                                         $    63                  $    85         $   202
   Uncollectible accounts written off, net of recoveries                  30                       62             141
   Currency Translation - (gains)/losses                                  24                      (18)            (26)
                                                                     -------                 ---------        -------
                                                                     $   117                      129         $   317
                                                                     -------                 ---------        -------
                                                                     -------                 ---------        -------

(B)Summary of activity in Column D follows:
   Discontinued and obsolete inventory written off,
    net of recoveries                                                $   896                   $   684        $   505
   Currency translation - (gains)/losses                                 147                       (59)           (74)
                                                                     -------                 ---------        -------
                                                                     $ 1,043                       625        $   431
                                                                     -------                 ---------        -------
                                                                     -------                 ---------        -------


                           ROBINSON NUGENT, INC.

                         FORM 10-K FOR FISCAL YEAR
                            ENDED JUNE 30, 1996

                             INDEX TO EXHIBITS

    NUMBER                                                       SEQUENTIAL
 ASSIGNED IN                                                  NUMBERING SYSTEM
REGULATION S-K                                                  PAGE NUMBER
 ITEM 601                DESCRIPTION OF EXHIBIT                  OF EXHIBIT
- -------------       --------------------------------           ---------------
    (3)     3.1  Articles of Incorporation of Robinson
                 Nugent, Inc. (Incorporated by reference
                 to Exhibit 3.1 to Form S-1 Registration
                 Statement No. 2-62521.)

            3.2  Articles of Amendment of Articles of
                 Incorporation of Robinson Nugent, Inc.
                 filed September 1, 1978 (Incorporated by reference to Exhibit B(1) to Form 10-K
                 Report for year ended June 30, 1980.)

            3.3  Articles of Amendment of Articles of
                 Incorporation of Robinson Nugent, Inc.
                 filed November 14, 1983 (Incorporated by reference to Exhibit 3.3 to Form 10-K
                 Report for year ended June 30, 1984.)

            3.4  Amended and Restated Bylaws of Robinson
                 Nugent, Inc. adopted November 7, 1991.
                 (Incorporated by reference to Exhibit
                 19.1 to Form 10-K Report for year ended
                 June 30, 1992).

   (4)      4.1  Specimen certificate for Common Shares,
                 without par value.  (Incorporated by
                 reference to Exhibit 4 to Form S-1
                 Registration Statement No. 2-62521.)

            4.2  Rights Agreement dated April 21, 1988
                 between Robinson Nugent, Inc. and Bank
                 One, Indianapolis, NA.  (Incorporated
                 by reference to Exhibit I to Form 8-A
                 Registration Statement dated May 2, 1988.)

            4.3  Amendment No. 1 to Rights Agreement dated
                 September 26, 1991.  (Incorporated by
                 reference to Exhibit 4.3 to Form 10-K
                 Report for year ended June 30, 1991.)

            4.4  Amendment No. 2 to Rights Agreement dated
                 June 11, 1992. (Incorporated by reference to Exhibit 4.4 to Form 8-K Current Report dated July 6, 1992.)

    (9)          No exhibit.

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

           10.3  1993 Robinson Nugent, Inc. Employee and
                 Non-Employee Director Stock Option Plan.
                 (Incorporated by reference to Exhibit 19.1 to Form 10-K Report for the year ended
                 June 30, 1993.)

           10.4  Summary of The Robinson Nugent, Inc.
                 Stock Employee Stock Purchase Plan.
                 (Incorporated by reference to Exhibit 19.2 to Form 10-K Report for the year ended
                 June 30, 1993.)

           10.5  Deferred compensation agreement dated
                 May 10, 1990 between Robinson Nugent,
                 Inc. and Larry W. Burke, President and
                 Chief Executive Officer, and related
                 agreement dated May 10, 1990 between
                 Robinson Nugent, Inc. and PNC Bank,
                 Kentucky, Inc.(formerly Citizens
                 Fidelity Bank and Trust Company of
                 Louisville, Kentucky) as trustee.
                 (Incorporated by reference to Exhibit
                 19.1 to Form 10-K Report for year ended
                 June 30, 1990.)

           10.6  Summary of Robinson Nugent, Inc. Bonus              23
                Plan for the fiscal year ended June 30,
                1997.

    (11)        No exhibit.

    (12)        No exhibit.

    (13)        1996 Annual Report to Shareholders of                24
                Robinson Nugent, Inc.

    (16)        No exhibit.

    (18)        No exhibit.

    (21)        The subsidiaries of the registrant are:

                                                           JURISDICTION
                  NAME                                    OF ORGANIZATION
                 -----                                    ---------------
                Cablelink, Incorporated                    Indiana

                RNL, Inc.                                  Indiana

                Robinson Nugent-Dallas, Inc.               Texas

                Robinson Nugent, S.A.R.L.                  France

                Robinson Nugent, GmbH                      Germany

                Robinson Nugent, Ltd.                      Great Britain

                Nihon Robinson Nugent K.K.                 Japan

                Robinson Nugent dba Cablelink              Malaysia
                 (Malaysia) Sdn. Bhd.

                Robinson Nugent (Malaysia) Sdn. Bhd.       Malaysia

                Robinson Nugent, S.A.                      Switzerland

                Robinson Nugent (Scotland) Limited         Scotland

                Robinson Nugent International, Inc.        Virgin Islands

                Robinson Nugent (Europe) B.V.              Netherlands

                Robinson Nugent Belgium, b.v.b.a.          Belgium

                Robinson Nugent (Asia Pacific) Pte. Ltd.    Singapore

                Robinson Nugent Nordic, filial              Sweden
                till Robinson Nugent (Europe) B.V.
                The Netherlands

    (22)        No exhibit.

    (23)        Consent of Coopers & Lybrand L.L.P.                46
                Independent Accountants

    (24)        No exhibit.

    (27)        Financial Data Schedule.

    (28)        No exhibit.