Form 10-Q
period 1996-09-30
ROBINSON NUGENT INC
filed 1996-11-12
CIK 276747

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549
                               FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended               September 30, 1996
                                   ------------------------------------
--
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to
                                   -----------------   ----------------
Commission File Number                  0-9010
                         ----------------------------------------------

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

  800 East Eighth Street, New Albany, Indiana           47151-1208
-----------------------------------------------------------------------
-----
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (812) 945-0211
                                               ------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----     -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of
October 31, 1996, the registrant had outstanding 4,891,765 common shares without par value.

     The Index to Exhibits is located at page 13 in the sequential numbering system. Total pages: 14.

                ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                 INDEX




                                                               Page No.
                                                               -------
PART I. Financial Information:


    Item 1. Financial Statements (Unaudited)


        Consolidated condensed balance sheets at September 30, 1996,
        September 30, 1995 and June 30, 1996                         3


        Consolidated condensed statements of income for the three
        months ended September 30, 1996 and September 30, 1995.......5


        Consolidated condensed statements of cash flows for the three months ended September 30, 1996 and September 30,1995..6


        Notes to consolidated condensed financial statements.....    7


    Item 2. Management's discussion and analysis of financial
            condition and results of operations           ...........8


PART II.    Other Information                             ..........11

                    PART I.  FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS
                ROBINSON NUGENT, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                   (IN THOUSANDS, EXCEPT SHARE DATA)


                                           September 30        June 30
                                      ----------------------   -------
ASSETS                                  1996         1995        1996
                                      -------      -------     -------

Current assets:

 Cash and cash equivalents            $ 1,338      $ 3,792     $ 2,368

 Accounts receivable, net              11,542       11,516      10,433

 Inventories:
   Raw materials                        1,406        1,718       1,899
   Work in process                      6,554        6,605       7,021
   Finished goods                       4,886        3,317       4,526
                                      -------      -------     -------
     Total inventories                 12,846       11,640      13,446

 Other current assets                   1,649        1,605       1,532
                                      -------      -------     -------
   Total current assets                27,375       28,553      27,779
                                      -------      -------     -------
Property, plant & equipment, net       23,116       25,465      23,618

Other assets                               68          986          69
                                      -------      -------     -------
   Total assets                       $50,559      $55,004     $51,466
                                      =======      =======     =======

See accompanying notes to consolidated condensed financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                   (IN THOUSANDS, EXCEPT SHARE DATA)


                                            September 30      June 30
                                        --------------------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY      1996       1995       1996
                                        -------    -------    -------
Current liabilities:

 Current installments of long-term debt $   466    $   913    $   713
 Short-term bank borrowings               6,400      1,011      6,400
 Accounts payable                         4,339      5,955      5,692
 Accrued expenses                         4,184      4,318      4,557
 Income taxes                               960        792         89
                                        -------    -------    -------
 Total current liabilities               16,349     12,989     17,451

Long-term debt, excluding current
 installments                             2,965      3,762      3,036

Deferred income taxes                     1,010      1,057      1,011
                                        -------    -------    -------
   Total liabilities                     20,324     17,808     21,498
                                        -------    -------    -------
Shareholders' equity:
 Common shares without par value
  Authorized shares 15,000,000; issued
  6,851,250 shares at September 30, 1995,
  and June 30, 1996, and 6,850,000 shares
  at September 30, 1995.                 20,950     20,947     20,950
 Retained earnings                       19,776     22,965     19,521
 Equity adjustment from foreign
  currency translation                    2,775      3,532      2,847
 Employee stock purchase plan loans
  and deferred compensation                (270)      (624)      (354)
 Less treasury shares: 1,959,485
  shares at September 30, 1996, and
  June 30 1996, and 1,459,642 shares
  at September 30, 1995                 (12,996)    (9,624)   (12,996)
                                        -------    -------    -------
   Total shareholders' equity            30,235     37,196     29,968
                                        -------    -------    -------
   Total liabilities and shareholders'
    equity                              $50,559    $55,004    $51,466
                                        =======    =======    =======

See accompanying notes to consolidated condensed financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 Three Months Ended
                                    September 30
                                --------------------
                                  1996       1995
                                -------    -------
Net sales                       $21,123    $20,500
Cost of sales                    16,396     15,239
                                -------    -------
 Gross profit                     4,727      5,261
Selling, general and
 administrative  expenses         3,753      3,773
                                -------    -------
 Operating income                   974      1,488
                                -------    -------
Other income (expense):
 Interest income                     30         27
 Interest expense                  (187)      (124)
 Royalty income                      30         30
 Currency gain (loss)                19        (52)
 Other expense                       --        (59)
                                -------    -------
                                   (108)      (178)
                                -------    -------
Income before income taxes          866      1,310
Income taxes                        464        510
                                -------    -------
Net income                      $   402    $   800
                                =======    =======
Net income per common share     $   .08    $   .15
                                =======    =======
Dividends per common share      $   .03    $   .03
                                =======    =======
Weighted average number of
 common shares outstanding
 and common share equivalents     4,909      5,448
                                =======    =======

See accompanying notes to consolidated condensed financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                            (IN THOUSANDS)

                                                    Three Months Ended
                                                       September 30
                                                   --------------------
                                                     1996       1995
                                                   -------    -------
Cash flows from operating activities:
  Net income                                       $   402    $   800
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                    1,269      1,174
    Losses from disposition of capital assets           58         --
    (Increase) decrease in receivables              (1,109)       693
    (Increase) decrease in inventories                 600       (362)
    (Increase) decrease in other current assets       (101)       541
    Decrease in accounts payable and
      accrued expenses                              (1,726)      (314)
    Increase in income taxes                           854        624
                                                   -------    -------
    Net cash provided by operating activities          247      3,156
                                                   -------    -------
Cash flows from investing activities:
  Capital expenditures                                (870)    (2,128)
  Decrease in other assets                               1         42
                                                   -------    -------
    Net cash used in investing activities             (869)    (2,086)
                                                   -------    -------
Cash flows from financing activities:
  Proceeds from short-term bank borrowings              --        480
  Proceeds from long-term debt                          --        193
  Repayments of long-term debt                        (290)      (216)
  Cash dividends paid                                 (147)      (160)
Repayments of employee stock purchase
   plan loans                                           51        109
                                                   -------    -------
    Net cash provided by (used in)
    financing activities                              (386)       406
                                                   -------    -------
Effect of exchange rate changes on cash                (22)      (144)
                                                   -------    -------
  Increase (decrease) in cash and cash equivalents  (1,030)     1,332
  Cash and cash equivalents at beginning of period   2,368      2,460
                                                   -------    -------
      Cash and cash equivalents at end of period   $ 1,338    $ 3,792
                                                   =======    =======

See accompanying notes to consolidated condensed financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

            SEPTEMBER 30, 1996 AND 1995, AND JUNE 30, 1996



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

3. The income tax expense for the three months ended September 30, 1996 differs from expected effective rates due to income taxes on profit in the United States and no income tax benefits from losses in Europe and Asia.

4. Reference is directed to the Company's consolidated financial statements (Form 10-K), including references to the Annual Report, for the year ended June 30, 1996 and management's discussion and analysis included in Part I, Item 2 in this report.

                    PART I.  FINANCIAL INFORMATION

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS



MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

Net sales for the quarter ended September 30, 1996 were $21,123,000, up 3 percent over sales of $20,500,000 in the same period a year ago. The sales growth in the quarter occurred in the United States and Asia due primarily to higher sales of cable assemblies and backpanel connectors. Total business in the United States increased 6% compared to the prior year, as higher domestic sales and increased intercompany sales to our Asian subsidiary offset lower direct sales from the United States to our Asian customers. Higher sales in Asia were due primarily to a shift in customer sales from the United States to Asia. Total business in Europe was flat compared to the prior year as lower European trade sales at our Belgium subsidiary were offset by higher intercompany sales to the United States and Asian affiliates.

Comparative sales by geographic territory for the respective periods follows:

                                    Three Months Ended
     ($000 omitted)                    September 30
                                   --------------------
                                      1996      1995
                                   --------  --------
     United States:
        Domestic                   $13,388   $12,941
        Export:
          Europe                        12        32
          Asia                         134       745
          Rest of world                769       223
                                   -------   -------
          Total export sales           915     1,000
                                   -------   -------
          Total sales to customers  14,303    13,941
        Intercompany                 2,059     1,452
                                   -------   -------
          Total United States       16,362    15,393
                                   -------   -------
     Europe:
        Domestic                     4,989     4,763
        Export to Asia                 387       709
                                   -------   -------
          Total sales to customers   5,376     5,472
        Intercompany                   981       888
                                   -------   -------
          Total Europe               6,357     6,360
                                   -------   -------
     Asia:
        Domestic                     1,349     1,087
        Rest of world                   95        --
                                   -------   -------
          Total sales to customers   1,444     1,087
        Intercompany                   644       751
                                   -------   -------
          Total Asia                 2,088     1,838
                                   -------   -------
     Eliminations                   (3,684)   (3,091)
                                   -------   -------
     Consolidated                  $21,123   $20,500
                                   =======   =======

Incoming customer orders for the quarter ended September 30, 1996 amounted to $20.9 million, up 7% from orders of $19.5 million in the same quarter a year ago. The Company ended the quarter with a backlog of unshipped orders of $15.7 million compared to $14.3 million a year ago.

Gross profits in the quarter ended September 30, 1996 amounted to $4,727,000 or 22.4 percent of net sales, compared to $5,261,000 or 25.7 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development which amounted to $773,000 or 3.7 percent of net sales in the current quarter compared to $809,000 or 3.9 percent of net sales in the prior year. The reduction in gross profits in the quarter compared to the prior year reflects continued competitive price pressures worldwide, an unfavorable product mix, lower margins on the introduction of a smart card product line in Europe, and lower production coupled with higher manufacturing expenses in Asia.

Selling, general and administrative expenses of $3,753,000 for the three months ended September 30, 1996 decreased slightly compared to expenses of $3,773,000 in the prior year as higher expenses in the United States for accrued bonuses and increased payroll in Japan were partially offset by lower expenses in Europe reflecting reduced payroll and other related costs.

Other income and expense for the three months ended September 30, 1996 reflected a net expense of $108,000 compared to a net expense of $178,000 for the comparable three month period in the prior year. The quarterly change in other income and expense reflected currency gains in the current quarter compared to currency losses in the prior year's quarter; partly offsetting was higher interest expense in the current quarter. Interest expense increased to $187,000 compared to $124,000 in the prior year due to an increased borrowing level. Currency gains in the quarter totaled $19,000 compared to losses of $52,000 in the prior year. The prior year results also include $59,000 of expenses related to the Company's Isocon L.C. joint venture which was terminated in December 1995.

The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates. A provision for income tax expense has been accrued for profits generated in the United States, Switzerland and Netherlands, but no tax benefit has been recognized on the pretax losses incurred in Belgium, Japan, Singapore and the Company's operations in Malaysia.

The net income in the quarter ended September 30, 1996 amounted to $402,000 or 8 cents per share, compared to $800,000 or 15 cents per share, a year ago. The lower net income in the quarter resulted primarily from lower gross profits compared to the prior year's first quarter. Net income in the United States of $741,000 was partially offset by net losses in Asia, $304,000, and Europe, $35,000.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

Net working capital at September 30, 1996 amounted to $11.0 million compared to $15.6 million at September 30, 1995 and $10.3 million at June 30, 1996. The current ratio was 1.7 to 1 compared to 2.2 to 1 in the prior year. The decrease in working capital, compared to the prior year, primarily reflects the use of funds to finance a $3.4 million common share repurchase program (completed in the fourth quarter of
1996),  higher  inventory levels, up $1.2 million, and  higher  capital
expenditures.                                                       The

Company's funding requirements were primarily provided by increased short-term borrowings. Short term bank borrowing of $6,400,000 (at September 30, 1996 and June 30, 1996) increased $5,389,000 compared to September 30, 1995. Net inventory increased by $1,206,000 compared to September 30, 1995 and decreased $600,000 compared to June 30, 1996. Cash and cash equivalent balances decreased by $1,030,000 at September 30, 1996 compared to June 30, 1996. There were no significant changes in long-term debt in the quarter ended September 30, 1996. Long-term debt due after one-year represented $3.0 million, or 10 percent of shareholders' equity at September 30, 1996, compared to $3.8 million or 10 percent of shareholders' equity at September 30, 1995.

The   Company   believes  working  capital  and   capital   expenditure
requirements can be met from operations, cash balances, and available lines of credit.

                      PART II.  OTHER INFORMATION



Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  See Index to Exhibits.

          (b) No reports on Form 8-K were filed during the quarter ended
               September 30, 1996.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ROBINSON NUGENT,INC.
                                   ------------------------------------
                                                (Registrant)


Date
     -----------------------       ------------------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer



Date
     -----------------------       ------------------------------------
                                   Anthony J. Accurso
                                   Vice President, Treasurer and Chief
                                     Financial Officer

                               FORM 10-Q

                           INDEX TO EXHIBITS



Number of                                               Sequential
   Item                                                 Numbering
Assigned in                                               System
Regulation S-K                                         Page Number
   Item 601            Description of Exhibit           of Exhibit
--------------  -------------------------------------  ------------

    (2)            Not applicable.

    (4)      4.1   Specimen certificate for Common Shares,
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

            10.4   Summary of Robinson Nugent, Inc. Bonus
                   Plan for the fiscal year ended June 30,
                   1997.  (Incorporated by reference to
                   Exhibit 10.7 to Form 10-K Report for
                   year ended June 30, 1996.)

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