Form 10-Q
period 1996-12-31
ROBINSON NUGENT INC
filed 1997-02-12
CIK 276747

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    DECEMBER 31, 1996
                                   -----------------------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                   --------------    ----------------

Commission File Number                     0-9010
                    ---------------------------------------------------

                         ROBINSON NUGENT, INC.
          (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of
January 31, 1997, the registrant had outstanding 4,891,765 common shares without par value.


     The Index to Exhibits is located at page 13 in the sequential numbering system. Total pages: 14.

                  ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                   INDEX




                                                                  Page No.
PART I. Financial Information:


    Item 1. Financial Statements (Unaudited)


        Consolidated condensed balance sheets at December 31, 1996,
        December 31, 1995 and June 30, 1996                 ...........3

        Consolidated condensed statements of income for the three and six months ended December 31, 1996 and December 31, 1995...5


        Consolidated condensed statements of cash flows for the
        six months ended December 31, 1996 and December 31,1995........6


        Notes to consolidated condensed financial statements...........7


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

                      PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                              December 31    June 30
                                          ------------------ -------
ASSETS                                      1996     1995     1996
                                          -------  -------  -------
Current assets:

 Cash and cash equivalents                $ 2,323  $ 2,622  $ 2,368

 Accounts receivable, net                  11,051   10,712   10,433

 Inventories:
   Raw materials                            1,739    2,143    1,899
   Work in process                          6,299    6,780    7,021
   Finished goods                           4,078    3,118    4,526
                                          -------  -------  -------
     Total inventories                     12,116   12,041   13,446

 Other current assets                       1,873    1,815    1,532
                                          -------  -------  -------
   Total current assets                    27,363   27,190   27,779
                                          -------  -------  -------
Property, plant & equipment, net           22,658   25,434   23,618

Other assets                                   60      948       69
                                          -------  -------  -------
   Total assets                           $50,081  $53,572  $51,466
                                          =======  =======  =======

See accompanying notes to consolidated condensed financial statements.

                      PART I.  FINANCIAL INFORMATION

                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                              December 31    June 30
                                          -----------------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY        1996     1995     1996
                                          -------  -------  -------
Current liabilities:

 Current installments of long-term debt   $   420  $   660  $   713
 Short-term bank borrowings                 6,400    2,059    6,400
 Accounts payable                           4,062    4,785    5,692
 Accrued expenses                           4,644    3,957    4,557
 Income taxes                                 817      371       89
                                          -------  -------  -------
   Total current liabilities               16,343   11,832   17,451
                                          -------  -------  -------
Long-term debt, excluding current
 installments                               2,598    3,693    3,036

Deferred income taxes                       1,003    1,061    1,011
                                          -------  -------  -------
   Total liabilities                       19,944   16,586   21,498
                                          -------  -------  -------
Shareholders' equity:
 Common shares without par value
  Authorized shares:  15,000,000;
  Issued shares:  6,851,250                20,950   20,950   20,950
 Retained earnings                         19,768   22,750   19,521
 Equity adjustment from foreign
  currency translation                      2,628    3,487    2,847
 Employee stock purchase plan loans
  and deferred compensation                  (213)    (577)    (354)
 Less treasury shares: 1,959,485 shares
  at December 31, 1996 and June 30, 1996,
  and 1,459,642 shares at December 31, 1995        (12,996)  (9,624)
(12,996)
                                          -------  -------  -------
   Total shareholders' equity              30,137   36,986   29,968
                                          -------  -------  -------
   Total liabilities and shareholders'
    equity                                $50,081  $53,572  $51,466
                                          =======  =======  =======

See accompanying notes to consolidated condensed financial statements.

                      PART I.  FINANCIAL INFORMATION

                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        Three Months Ended Six Months Ended
                                           December 31       December 31
                                        ----------------   ----------------
                                          1996    1995     1996     1995
                                        ------- -------  -------  -------
Net sales                               $20,100 $20,047  $41,223  $40,547
Cost of sales                            15,852  15,775   32,248   31,014
                                        ------- -------  -------  -------
 Gross profit                             4,248   4,272    8,975    9,533
Selling, general and administrative
   expenses                               3,925   4,013    7,678    7,786
                                        ------- -------  -------  -------
 Operating income                           323     259    1,297    1,747
                                        ------- -------  -------  -------
Other income (expense):
 Interest income                             12      31       42       58
 Interest expense                          (187)            (109)    (374)
(233)
 Royalty income                              20      30       50       60
 Currency gain (loss)                       156     (49)     175     (101)
 Other expense                               --     (63)      --     (122)
                                        ------- -------  -------  -------
                                              1    (160)    (107)    (338)
                                        ------- -------  -------  -------
Income before income taxes                  324      99    1,190    1,409
Income taxes                                186     155      650      665
                                        ------- -------  -------  -------
Net income (loss)                       $   138 $   (56) $   540  $   744
                                        ======= =======  =======  =======
Net income (loss) per common share      $   .03 $  (.01) $   .11  $   .14
                                        ======= =======  =======  =======
Dividends per common share              $   .03 $   .03  $   .06  $   .06
                                        ======= =======  =======  =======
Weighted average number of
 common shares outstanding
 and common share equivalents             4,905   5,438    4,907    5,443
                                        ======= =======  =======  =======

See accompanying notes to consolidated condensed financial statements.

                      PART I.  FINANCIAL INFORMATION

                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                              (IN THOUSANDS)

                                                   Six Months Ended
                                                      December 31
                                                  ------------------
                                                    1996      1995
                                                  -------   -------
Cash flows from operating activities:
  Net income                                      $   540   $   744
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                   2,623     2,507
    Losses from disposition of capital assets          66       167
    (Increase) decrease in receivables               (618)    1,497
    (Increase) decrease  in inventories             1,330      (763)
    (Increase) decrease in other current assets      (166)      332
    Decrease in accounts payable and
     accrued expenses                              (1,543)   (1,845)
    Increase in income taxes                          545       206
                                                  -------   -------
      Net cash provided by operating activities     2,777     2,845
                                                  -------   -------
Cash flows from investing activities:
  Capital expenditures                             (1,875)   (3,558)
  Decrease in other assets                              9        57
                                                  -------   -------
      Net cash used in investing activities        (1,866)   (3,501)
                                                  -------   -------
Cash flows from financing activities:
  Proceeds from short-term bank borrowings             --     1,730
  Repayments of short-term bank borrowings             --      (203)
  Proceeds from long-term debt                         --       193
  Repayments of long-term debt                       (588)     (498)
  Cash dividends paid                                (293)     (322)
Repayments of employee stock purchase plan loans       98       126
  Stock options exercised                              --         3
                                                  -------   -------
      Net cash provided by (used in) financing
      activities                                     (783)    1,029
                                                  -------   -------
Effect of exchange rate changes on cash              (173)     (211)
                                                  -------   -------
  Increase (decrease) in cash and cash equivalents    (45)      162
  Cash and cash equivalents at beginning of period  2,368     2,460
                                                  -------   -------
      Cash and cash equivalents at end of period  $ 2,323   $ 2,622
                                                  =======   =======

See accompanying notes to consolidated condensed financial statements.

                      PART I.  FINANCIAL INFORMATION

                  ROBINSON NUGENT, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

               DECEMBER 31, 1996 AND 1995, AND JUNE 30, 1996



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

3. The income tax expense for the quarter and the six months ended December 31, 1996 were provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates. A provision for income tax expense has been accrued for profits generated in the United States, Switzerland and Netherlands, but no tax benefit has been recognized on the pretax losses incurred in Singapore, Malaysia and Japan. The income tax expense for profits generated in Scotland were offset by the partial reversal of a valuation allowance for tax benefits of prior period net operating losses. At such time as management is able to project the probable utilization of all or part of this net operating loss carryforward provision, the valuation allowance for this deferred tax asset will be reversed.

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

                      PART I.  FINANCIAL INFORMATION

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



This discussion and analysis contains both historical and forward looking information. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be significantly impacted by certain risks and uncertainties described herein, and in the Company's annual report on Form 10-K for the year ended June 30, 1996.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
=========================================

Net sales for the quarter ended December 31, 1996 were $20,100,000, compared to sales of $20,047,000 in the same period a year ago. The sales in the quarter reflect an increase in sales in Europe, partially offset by lower customer sales in the United States. Customer sales in Europe advanced by 12 percent or $605,000 due primarily to higher sales of "Smart Card" and PCMCIA connectors. Customer sales in the United States decreased 4% compared to prior year, due primarily to lower sales of high density sockets. Net sales for the six months ended December 31, 1996 were $41,223,000, up 2 percent over sales of $40,547,000 for the same period a year ago. Customer sales were higher in Europe and Asia, partially offset by slightly lower customer sales in the United States. Customer sales in the United States decreased slightly compared to the prior year due primarily to the assignment of Asian customer sales to our Asia Pacific division. European sales increased 5% due to higher domestic sales, partially offset by lower exports to Asia. Higher sales in Asia were due primarily to a shift in customer sales from the United States and Europe to Asia.

Comparative sales by geographic territory for the respective periods follows:

                                   Three Months Ended   Six Months Ended
        ($000 omitted)                 December 31        December 31
                                   -----------------  ----------------
                                      1996   1995       1996    1995
                                   --------  -------  ------- -------
        United States:
          Domestic                 $12,699 $13,087   $26,087  $26,028
          Export:
            Europe                      19       5        31       37
            Asia                        50     239       184      984
            Rest of world              379     334     1,148      557
                                   ------- -------   -------  -------
            Total export sales         448     578     1,363    1,578
                                   ------- -------   -------  -------
          Total sales to customers  13,147  13,665    27,450   27,606
          Intercompany               1,948   1,694     4,007    3,146
                                   ------- -------   -------  -------
            Total United States     15,095  15,359    31,457   30,752
                                   ------- -------   -------  -------
        Europe:
          Domestic                   5,593   4,704    10,582    9,467
          Export to Asia                35     319       422    1,028
                                   ------- -------   -------  -------
          Total sales to customers   5,628   5,023    11,004   10,495
          Intercompany                 867     845     1,848    1,733
                                   ------- -------   -------  -------
            Total Europe             6,495   5,868    12,852   12,228
                                   ------- -------   -------  -------
        Asia:
          Domestic                   1,325   1,359     2,674    2,446
          Export to Europe              --      --        95       --
                                   ------- -------   -------  -------
          Total sales to customers   1,325   1,359     2,769    2,446
          Intercompany                 975     831     1,619    1,582
                                   ------- -------   -------  -------
            Total Asia               2,300   2,190     4,388    4,028
                                   ------- -------   -------  -------
        Eliminations                (3,790) (3,370)   (7,474)  (6,461)
                                   ------- -------   -------  -------
        Consolidated               $20,100 $20,047   $41,223  $40,547
                                   ======= =======   =======  =======


Incoming customer orders for the quarter ended December 31, 1996 were $20.3 million, compared to orders of $21.6 million in the same quarter a year ago. Customer orders for the six months ended December 31,1996 were $41.3 million compared to $41.0 million in the prior year, an increase of $0.3 million or .05 percent. The Company ended the quarter with a backlog of unshipped orders of $16.0 million compared to $15.8 million a year ago.

Gross profits in the quarter ended December 31, 1996 amounted to $4,248,000 or 21.1 percent of net sales, compared to $4,272,000 or 21.3 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development which amounted to $762,000 or 3.8 percent of net sales in the current quarter compared to $866,000 or 4.3 percent of net sales in the prior year. The gross profits in the quarter reflect continued competitive price pressures, partially offset by lower manufacturing costs and higher gross profits from recently developed products. Gross profits for the six months ended December 31, 1996 amounted to $8,975,000 or 21.8 percent of net sales, compared to $9,533,000 or 23.5 percent of net sales in the prior year. Engineering expenses for the six months ended December 31, 1996 amounted to $1,535,000 or 3.7 percent of net sales compared to $1,675,000 or 4.1 percent of net sales in the prior year.

Selling, general and administrative expenses of $3,925,000 for the three months ended December 31, 1996 decreased by $88,000 or 2 percent compared to expenses of $4,013,000 in the prior year. Lower expenses in Europe were partially offset by higher administrative expenses in the United States and Asia. The lower expenses in Europe reflect actions taken in prior periods to reduce operating expenses in this region. Expenses of $7,678,000 for the six months ended December 31, 1996 decreased by $108,000 or 1.4 percent compared to expenses of $7,786,000 in the prior year. This primarily reflected lower commissions, advertising and travel expenses.

Other income and expense for the three months ended December 31, 1996 reflected a net income of $1,000 compared to a net expense of $160,000 for the comparable three month period in the prior year. This reflected higher interest expenses, offset by royalty income and a currency gain in the quarter. Interest expense increased to $187,000 compared to $109,000 in the prior year due to higher short term bank borrowings. Currency gains totaled $156,000 compared to losses of $49,000 in the prior year. Other income and expense for the six months ended December 31, 1996 reflected an expense of $107,000 compared to $338,000 for the comparable six month period in the prior year. Interest expense increased to $374,000 compared to $233,000 in the prior year period due to an increased borrowing level. Other expense in the prior year includes $122,000 of expenses related to the terminated Isocon L.C. joint venture.

The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates. A provision for income tax expense has been accrued for profits generated in the United States, Switzerland and Netherlands, but no tax benefit has been recognized on the pretax losses incurred in Singapore, Malaysia and Japan. The income tax expense for profits generated in Scotland were offset by the partial reversal of a valuation allowance for tax benefits of prior period net operating losses. At such time as management is able to project the probable utilization of all or part of this net operating loss carryforward provision, the valuation allowance for this deferred tax asset will be reversed.

The net income in the quarter ended December 31, 1996 amounted to $138,000 or 3 cents per share, compared to a net loss of $56,000 or 1 cent per share, a year ago. The net income for the six months ended December 31, 1996 amounted to $540,000 or 11 cents per share compared to $744,000 or 14 cents per share a year ago. Year-to-date net income in the United States of $947,000 and Europe of $145,000 were partially offset by net losses of $552,000 in Asia.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

Net working capital at December 31, 1996 amounted to $11.0 million compared to $15.4 million at December 31, 1995 and $10.3 million at June 30, 1996. The current ratio was 1.7 to 1 compared to 2.3 to 1 in the prior year. The decrease in net working capital, compared to the prior year, primarily reflects the use of funds to finance a $3.4 million common share repurchase program (completed in the fourth quarter of 1996) and higher capital expenditures. The Company's funding requirements were primarily provided by increased short-term borrowings. Short-term bank borrowing increased $4,341,000 compared to the prior year, but remained unchanged compared to June 30, 1996. Cash and cash equivalent balances decreased by $45,000 at December 31, 1996 compared to June 30, 1996. There were no significant changes in long-term debt in the quarter ended December 31, 1996. Long-term debt due after one year represented $2.6 million, or 9 percent of shareholders' equity at the quarter end, compared to $3.7 million or 10 percent of shareholders' equity at the prior year's quarter end. The Company believes working capital and capital expenditure requirements can be met from operations, cash balances, and available lines of credit.

                        PART II.  OTHER INFORMATION



Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Shareholders of Robinson Nugent, Inc. was held on November 7, 1996 for the following purposes:

          1. Election of two (2) directors to hold office for three (3) years from meeting date as follows:
                                                  Vote
                                   ---------------------------------
           Shares:                For        Withheld     No Vote
                                  ---        --------     -------

           Larry W. Burke      4,321,049     148,843         --
           James W. Robinson   4,321,165     147,727         --

          The following directors shall continue their term of office as a director from November 7, 1996:

           Jerrol Z. Miles    - 1 year
           Samuel C. Robinson - 1 year
           Richard W. Strain  - 1 year
           Richard L. Mattox  - 2 years
           Diane T. Maynard   - 2 years
           Patrick C. Duffy   - 2 years

          2. Ratification of the selection of Coopers & Lybrand L.L.P. as certified public accountants for the Company for the fiscal year ending June 30, 1997.
                                             Vote
                              --------------------------------------
                              For     Against  Abstain  No Vote
                              ---     -------  -------  -------

           Shares:         4,440,924  23,740   4,228


Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  See Index to Exhibits.

               (b)  No reports on Form 8-K were filed during the quarter
                         ended December 31, 1996.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ROBINSON NUGENT, INC.
                                   --------------------------------------
                                                (Registrant)


Date
     -----------------------       --------------------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer



Date
     -----------------------       --------------------------------------
                                   Robert L. Knabel
                                   Vice President, Treasurer and Chief
                                    Financial Officer

                                 FORM 10-Q

                             INDEX TO EXHIBITS



Number of                                               Sequential
   Item                                                 Numbering
Assigned in                                               System
Regulation S-K                                         Page Number
   Item 601            Description of Exhibit           of Exhibit
--------------      ----------------------------       -----------

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