Form 10-Q
period 1997-03-31
ROBINSON NUGENT INC
filed 1997-05-14
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    MARCH 31, 1997
                                   --------------------------
                                  OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                   -------------- -----------------


Commission File Number                     0-9010
                    --------------------------------------------------


                         ROBINSON NUGENT, INC.
        (Exact name of registrant as specified in its charter)
-----------------------------------------------------------------------

            INDIANA                                    35-0957603
-----------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

  800 East Eighth Street, New Albany, Indiana           47151-1208
-----------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (812) 945-0211
                                                     ----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ----      ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of April 30 1997, the registrant had outstanding 4,891,765 common shares without par value.


     The Index to Exhibits is located at page 13 in the sequential numbering system. Total pages: 15.

                ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                 INDEX




                                                               Page No.
                                                               --------
PART I. Financial Information:


    Item 1. Financial Statements (Unaudited)


        Consolidated condensed balance sheets at March 31,1997,
        March 31, 1996 and June 30, 1996                      .......3

        Consolidated condensed statements of income for the three
        and nine months ended March 31, 1997 and March 31, 1996......5


        Consolidated condensed statements of cash flows for the
        nine months ended March 31, 1997 and March 31,1996     ..... 6


        Notes to consolidated condensed financial statements  .......7


    Item 2. Management's discussion and analysis of financial
            condition and results of operations               .......8


PART II.    Other Information                                 ..... 11

                    PART I.  FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS
                ROBINSON NUGENT, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                   (IN THOUSANDS, EXCEPT SHARE DATA)


                                                March 31       June
30
                                          ------------------  -------
ASSETS                                      1997     1996     1996
                                          -------  -------  -------
Current assets:

 Cash and cash equivalents                $ 2,027  $ 2,024  $ 2,368

 Accounts receivable, net                  13,729   12,280   10,433

 Inventories:
   Raw materials                            1,722    2,263    1,899
   Work in process                          6,163    6,977    7,021
   Finished goods                           3,811    4,169    4,526
                                          -------  -------  -------
     Total inventories                     11,696   13,409   13,446

 Other current assets                       1,638    1,747    1,532
                                          -------  -------  -------
   Total current assets                    29,090   29,460   27,779
                                          -------  -------  -------

Property, plant & equipment, net           21,267   25,588   23,618

Other assets                                   63      692       69
                                          -------  -------  -------

   Total assets                           $50,420  $55,740  $51,466
                                          =======  =======  =======

See accompanying notes to consolidated condensed financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                   (IN THOUSANDS, EXCEPT SHARE DATA)


                                                March 31       June
30
                                          ------------------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY        1997     1996     1996
                                          -------  -------  -------
Current liabilities:

 Current installments of long-term debt   $   752  $   522  $   713
 Short-term bank borrowings                    --    2,520    6,400
 Accounts payable                           4,005    6,022    5,692
 Accrued expenses                           5,167    4,752    4,557
 Income taxes                               1,029      578       89
                                          -------  -------  -------
   Total current liabilities               10,953   14,394   17,451
                                          -------  -------  -------
Long-term debt, excluding current
 installments                               8,030    3,428    3,036

Deferred income taxes                         980    1,047    1,011
                                          -------  -------  -------
   Total liabilities                       19,963   18,869   21,498
                                          -------  -------  -------

Shareholders' equity:
 Common shares without par value
  Authorized shares:  15,000,000;
  Issued shares:  6,851,250                20,950   20,955   20,950
 Retained earnings                         20,560   22,921   19,521
 Equity adjustment from foreign
  currency translation                      2,130    3,108    2,847
 Employee stock purchase plan loans
  and deferred compensation                  (187)    (489)    (354)
 Less treasury shares: 1,959,485 shares
  at March 31, 1997 and June 30, 1996,
  and 1,459,642 shares at March 31, 1996  (12,996)  (9,624) (12,996)
                                          -------  -------  -------
   Total shareholders' equity              30,457   36,871   29,968
                                          -------  -------  -------

   Total liabilities and shareholders'
    equity                                $50,420  $55,740  $51,466
                                          =======  =======  =======

See accompanying notes to consolidated condensed financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        Three Months Ended  Nine Months Ended
                                             March 31          March 31
                                        -----------------   -----------------
                                          1997    1996     1997    1996
                                        ------- -------  -------  -------
Net sales                               $21,651 $21,178  $62,874  $61,725
Cost of sales                            16,474  16,434   48,722   47,448
                                        ------- -------  -------  -------
 Gross profit                             5,177   4,744   14,152   14,277
Selling, general and
   administrative expenses                3,786   3,952   11,464   11,738
                                        ------- -------  -------  -------
 Operating income                         1,391     792    2,688    2,539
                                        ------- -------  -------  -------
Other income (expense):
 Interest income                             53      34       95       92
 Interest expense                          (164)   (142)    (538)   (375)
 Royalty income                               5      95       55     155
 Currency gain (loss)                       133      17      308     (84)
 Other expense                               --      --       --    (122)
                                        ------- -------  -------  -------
                                             27       4      (80)   (334)
                                        ------- -------  -------- -------
Income before income taxes                1,418     796    2,608    2,205
Income taxes                                479     464    1,129    1,129
                                        ------- -------  -------  -------
Net income                              $   939 $   332  $ 1,479  $ 1,076
                                        ======= =======  =======  =======

Net income per common share             $   .19 $   .06  $   .30  $   .20
                                        ======= =======  =======  =======

Dividends per common share              $   .03 $   .03  $   .09  $   .09
                                        ======= =======  =======  =======

Weighted average number of
 common shares outstanding
 and common share equivalents             4,903   5,414    4,906    5,433
                                        ======= =======  =======  =======

See accompanying notes to consolidated condensed financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                            (IN THOUSANDS)


                                                   Nine Months Ended
                                                        March 31
                                                  ------------------
                                                    1997      1996
                                                  -------   -------
Cash flows from operating activities:
  Net income                                      $ 1,479   $ 1,076
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                   3,989     3,972
    (Gains) losses from disposition of
       capital assets                                 (8)       258
    Increase in receivables                        (3,296)      (71)
(Increase) decrease  in inventories                 1,750    (2,131)
    Decrease in other current assets                   41       400
    Increase (decrease) in accounts payable and
     accrued expenses                              (1,077)      187
    Increase in income taxes                          762       399
                                                  -------   -------
      Net cash provided by operating activities     3,640     4,090
                                                  -------   -------

Cash flows from investing activities:
  Capital expenditures                             (2,325)   (5,467)
  Proceeds from the sale of capital assets            146        --
  Decrease in other assets                              6        75
                                                  -------   -------
      Net cash used in investing activities        (2,173)   (5,392)
                                                  -------   -------

Cash flows from financing activities:
  Proceeds from short-term bank borrowings             --     2,230
  Repayments of short-term bank borrowings           (300)      (239)
Proceeds from long-term debt                           --       193
  Repayments of long-term debt                       (749)     (644)
  Cash dividends paid                                (440)     (484)
Repayments of employee stock purchase plan loans      119       182
  Issuance of common stock                             --         5
  Stock options exercised                              --         3
                                                  -------   -------
      Net cash provided by (used in) financing
      activities                                   (1,370)    1,246
                                                  -------   -------

Effect of exchange rate changes on cash              (438)     (380)
                                                  -------   -------
  Decrease in cash and cash equivalents              (341)     (436)
Cash and cash equivalents at beginning of period    2,368     2,460
                                                  -------   -------
      Cash and cash equivalents at end of period  $ 2,027   $ 2,024
                                                  =======   =======

See accompanying notes to consolidated condensed financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              MARCH 31, 1997 AND 1996, AND JUNE 30, 1996



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

3. The income tax expense for the quarter and the nine months ended March 31, 1997 were provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates. A provision for income tax expense has been accrued for profits generated in the United States, Switzerland and Netherlands, but no tax benefit has been recognized on the pretax losses incurred in Singapore and Malaysia. The income tax expense for profits generated in Scotland and Japan were offset by the partial reversal of valuation allowances for tax benefits of prior period net operating losses. At such time as management is able to project the probable utilization of all or part of the net operating loss carryforward provisions in Scotland, Singapore, Malaysia and Japan, the valuation allowance for these deferred tax assets will be reversed.

4. During February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company will adopt SFAS No. 128 during the second quarter of 1998 as required and does not expect it to have a material impact on the calculation of net income per share.

5. In February, 1997 the Company entered into a $9.0 million unsecured revolving credit agreement with one of its banks. This agreement expires on December 31, 1999. The weighted average interest rate on the $6.0 million outstanding balance as of March 31, 1997 was 7.2%. Proceeds from this agreement were used to repay $6.4 million of short-term borrowings.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1997 were $21,651,000, compared to sales of $21,178,000 in the same period a year ago. The sales growth in the quarter reflects an increase in sales in Europe and Asia, partially offset by lower customer sales in the United States. Customer sales in Europe were $5,661,000 compared to $5,595,000 in the same period a year ago as higher sales of "Smart Card" and PCMCIA connectors were partially offset by lower export sales from Europe to Asia. Customer sales in the United States decreased 4% compared to prior year. Higher sales of PC Board connectors, newer 2.0 mm back plane connectors and cable assemblies where offset primarily by lower sales of high density sockets. Net sales for the nine months ended March 31, 1997 were $62,874,000, up 2 percent over sales of $61,725,000 for the same period a year ago. Customer sales were higher in Europe and Asia, partially offset by slightly lower customer sales in the United States. Customer sales in the United States decreased slightly compared to the prior year due primarily to the assignment of Asian customer sales to our Asia Pacific division. European sales increased 5% due to higher domestic sales, partially offset by lower exports to Asia.

Comparative sales by geographic territory for the respective periods follows:

                                   Three Months Ended   Nine Months Ended
        ($000 omitted)                  March 31             March 31
                                   ------------------   -----------------
                                      1997    1996      1997     1996
                                   -------  --------  -------  -------
        United States:
          Domestic                 $13,124 $13,602   $39,211  $39,630
          Export:
            Europe                      18      11        49       48
            Asia                         8     168       192    1,152
            Rest of world              498     505     1,646    1,062
                                   ------- -------   -------  -------
            Total export sales         524     684     1,887    2,262
                                   ------- -------   -------  -------
            Total sales to
                customers           13,648  14,286    41,098   41,892
          Intercompany               2,345   2,026     6,386    5,172
                                   ------- -------   -------  -------
            Total United States     15,993  16,312    47,484   47,064
                                   ------- -------   -------  -------
        Europe:
          Domestic                   5,661   5,271    16,243   14,738
          Export to Asia                --     324       422    1,352
                                   ------- -------   -------  -------
            Total sales to
               customers             5,661   5,595    16,665   16,090
          Intercompany               1,188     867     3,036    2,600
                                   ------- -------   -------  -------
            Total Europe             6,849   6,462    19,701   18,690
                                   ------- -------   -------  -------
        Asia:
          Domestic                   2,342   1,297     5,016    3,743
          Export to Europe              --      --        95       --
                                   ------- -------   -------  -------
            Total sales to
               customers             2,342   1,297    5,111     3,743
          Intercompany                 555     514     2,174    2,096
                                   ------- -------   -------  -------
            Total Asia               2,897   1,811     7,285    5,839
                                   ------- -------   -------  -------
        Eliminations                (4,088 (3,407)   (11,596) (9,868)
                                   ------- -------   -------  -------
        Consolidated               $21,651 $21,178   $62,874  $61,725
                                   ======= =======   =======  =======

Incoming customer orders for the quarter ended March 31, 1997 were $21.7 million, compared to orders of $22.3 million in the same quarter a year ago. Customer orders for the nine months ended March 31,1997 were $63.0 million compared to $63.4 million in the prior year. The Company ended the quarter with a backlog of unshipped orders of $16.1 million compared to $16.9 million a year ago.


Gross profits in the quarter ended March 31, 1997 amounted to $5,177,000 or 23.9 percent of net sales, compared to $4,744,000 or 22.4 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development which amounted to $892,000 or 4.1 percent of net sales in the current quarter compared to $1,013,000 or 4.8 percent of net sales in the prior year. The gross profits in the quarter reflect continued competitive price pressures, partially offset by lower manufacturing costs and higher gross profits from recently developed products. Gross profits for the nine months ended March 31, 1997 amounted to $14,152,000 or 22.5 percent of net sales, compared to $14,277,000 or 23.1 percent of net sales in the prior year. Engineering expenses for the nine months ended March 31, 1997 amounted to $2,427,000 or 3.8 percent of net sales compared to $2,688,000 or 4.4 percent of net sales in the prior year. The reduction of year-to-date engineering expenses is due primarily to a reduction in outside product evaluation services.

Selling, general and administrative expenses of $3,786,000 for the three months ended March 31, 1997 decreased by $166,000 or 4 percent compared to expenses of $3,952,000 in the prior year. Lower expenses in Europe and the United States were partially offset by higher administrative expenses in Asia. The lower expenses in Europe reflect actions taken in prior periods to reduce administrative expenses in this region. Expenses of $11,464,000 for the nine months ended March 31, 1997 decreased by $274,000 or 2.3 percent compared to expenses of $11,738,000 in the prior year. This primarily reflected lower commissions, advertising, travel and administrative expenses.


Other income and expense for the three months ended March 31, 1997 reflected a net income of $27,000 compared to $4,000 for the comparable three month period in the prior year. This reflected a currency gain in the quarter, offset by higher interest expense and lower royalty income. Currency gains totaled $133,000 compared to $17,000 in the prior year. The currency gains were generated primarily in Switzerland, and were partially offset by currency losses in Scotland and Japan. Interest expense increased to $164,000 compared to $142,000 in the prior year due to higher bank borrowings. Other income and expense for the nine months ended March 31, 1997 reflected an expense of $80,000 compared to $334,000 for the comparable nine month period in the prior year. Currency gains and the elimination of expenses related to a joint venture, were partially offset by higher interest expense and lower royalty income. Currency gains in the current period of $308,000 where recognized primarily in Scotland and Switzerland.
Interest expense increased to $538,000 compared to $375,000 in the prior year period due to an increased borrowing level. Other expense in the prior year includes $122,000 of expenses related to the terminated Isocon L.C. joint venture.


The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates. A provision for income tax expense has been accrued for profits generated in the United States, Switzerland and Netherlands, but no tax benefit has been recognized on the pretax losses incurred in Singapore and Malaysia. The income tax expense for profits generated in Scotland and Japan were offset by the partial reversal of a valuation allowance for tax benefits of prior period net operating losses. At such time as management is able to project the probable utilization of all or part of the net operating loss carryforward provisions, in Scotland, Singapore, Malaysia and Japan, the valuation allowance for these deferred tax assets will be reversed.


The net income in the quarter ended March 31, 1997 amounted to $939,000 or 19 cents per share, compared to $332,000 or 6 cents per share, a year ago. The net income for the nine months ended March 31, 1997 amounted to $1,479,000 or 30 cents per share compared to $1,076,000 or 20 cents per share a year ago. Year-to-date net income in the United States of $1,651,000 and Europe of $352,000 were partially offset by net losses of $524,000 in Asia.

MATERIAL CHANGES IN FINANCIAL CONDITION



Net working capital at March 31, 1997 amounted to $18.1 million compared to $15.1 million at March 31, 1996, $11.0 million at December 31, 1996, and $10.3 million at June 30, 1996. The current ratio was
2.7 to 1 compared to 2.0 to 1 in the prior year and 1.7 to 1 at December 31, 1996. The increase in net working capital, compared to the prior year, and the prior quarter, is due primarily to a reduction in short-term bank borrowings. In February 1997, the Company replaced its existing line of credit agreement with a new long-term credit facility. Long-term borrowings under this agreement were $6.0 million as of March 31, 1997. Cash and cash equivalent balances decreased by $341,000 at March 31, 1997 compared to June 30, 1996. The new long-term credit facility described above was the only significant change in long-term debt in the quarter. Long-term debt due after one year represented $8.0 million, or 26 percent of shareholders' equity at the quarter end, compared to $3.4 million or 9 percent of shareholders' equity at the prior year's quarter end. The Company believes working capital and capital expenditure requirements can be met from operations, cash balances, and available credit facilities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company will adopt SFAS No. 128 during the second quarter of 1998 as required and does not expect it to have a material impact on the calculation of net income per share.

                      PART II.  OTHER INFORMATION



Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Other information.

               On January 28, 1997, the Company announced the election of Mr. Donald C. Neel and Mr. Ben M. Streepey to three year terms as members of the Board of Directors of the Company.

               Mr. Neel is the President and Chief Executive Officer of Health Network International, located in Indianapolis, Indiana. In addition to his regular duties as a member of the Board of Directors, Mr. Neel will serve as a member of the Audit committee.

               Mr. Streepey is the Vice President - Network Printer division of Lexmark International, located in Lexington, Kentucky. In addition to his regular duties as a member of the Board of Directors, Mr. Streepey will serve as a member of the Compensation committee.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  See Index to Exhibits.

                (b) No reports on Form 8-K were filed during the quarter
                    ended March 31, 1997.

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