Form 10-K
period 1997-06-30
ROBINSON NUGENT INC
filed 1997-09-29
CIK 276747

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _______________ to ______________

Commission file number 0-9010

                              ROBINSON NUGENT, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Indiana                                            35-0957603
-------------------------------                           -----------------
(State or other jurisdiction of                            (I.R.S. Employer
 organization or incorporation)                         Identification Number)

800 East Eighth Street, New Albany, Indiana                   47151-1208
-------------------------------------------                   ----------
 (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:  (812) 945-0211

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
Yes   X    No
    ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

The Index of Exhibits is located at page 23 in the sequential numbering system. Total pages: 37.

     The aggregate market value of Common Shares held by nonaffiliates of the registrant, based on the closing price of the Common Shares as of September 16, 1997, was approximately $36,076,767.

     As of September 16, 1997, the registrant had outstanding 4,891,765 Common Shares, without par value.


                  DOCUMENTS INCORPORATED BY REFERENCE:


                                                 PARTS OF FORM 10-K INTO WHICH
          IDENTITY OF DOCUMENT                     DOCUMENT IS INCORPORATED
------------------------------------             ------------------------------

1997 Annual Report to Shareholders                      Parts I and II

Definitive Proxy Statement with respect to             Parts II and III
the 1997 Annual Meeting of Shareholders of registrant.

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

     Corporate headquarters are located in New Albany, Indiana, which also is the site for the Company's corporate engineering, research and development, preproduction and testing of new products. International headquarters are located in s-Hertogenbosch, Netherlands; Singapore; and Tokyo, Japan.

RECENT DEVELOPMENTS

     In June of 1997, management approved a plan to move all of its electro-plating and component assembly operations from its plant in Delemont, Switzerland to its facility in Inchinnan, Scotland, and to sell the facility in Delemont. Management evaluated the current market value of this building and determined that the carrying value should be reduced by $250,000 in order to approximate the estimated net realizable value. This charge reduced net income in the quarter and the year by $190,000 or 4 cents per share. Employee severance costs related to this plant closure and the cost to relocate these operations to Scotland will be expensed in fiscal 1998. The consolidation of the Company's Swiss operations into Scotland will reduce future manufacturing costs and operating expenses in Europe. This will place the Company's European operations in a more competitive position in the future.

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

     The worldwide demand for dual in-line package (DIP) sockets is decreasing due to the maturity of the semiconductor package, while the demand for high-density and surface-mount sockets is increasing. The growing demand is due to the development of semiconductor package styles with very large counts of signal ports and new technologies such as ball grid and land grid array packages and interstitial pin grid array patterns. The Company's newest socket products are designed to meet high-density and surface-mount requirements.

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

     The Company manufacturers a line of personal computer memory card sockets and headers which provide interconnect for faxing, networking and portable computer expansion capabilities. This line includes type III PC card kits and other options which enhance the interchangability of this product line within this industry.

     The Company offers several product families in the two-piece style of connectors. These connectors are used to connect printed circuit boards which are positioned either at right angles, in-line, or parallel stacked at close intervals. The products offered include .025 inch square post connectors and receptacle sockets; DIN series connectors; high-density, high-pin-count connectors (HDC); half-pitch, high-density (PAK-50) connectors; 2-millimeter-spaced, high-density connectors (PAK-2); and a new higher pin count 2-millimeter-spaced connector (METPAK-Registered Trademark-2) used in backplane applications. In addition, a line of high density 1.0mm, .8mm and .5mm board stacking interconnects are offered by the Company to address the growing demand for miniaturized connectors in the portable computer and communication equipment markets.

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

     The design of a low profile, surface-mounted socket, called PAK-2 serves the requirements of miniature disk drives and PDA (personal digital assistant) sectors of this industry.

     The METPAK-Registered Trademark-2 series of connectors includes four and five row versions of both standard and inverse configurations. The METPAK-Registered Trademark-2 is an industry standard connector style used in board-to-board and board-to-back plane applications and over time will displace some of the more mature product types such as the DIN series and HDC connectors. This product line has wide acceptance in new designs, primarily in the computer workstation, communication and networking markets. The inverse METPAK-Registered Trademark-2 is a Company patented design which is gaining acceptance in mid-range computer and communications equipment.

     Technology continues to move the industry to an ever-increasing number of circuits per socket or connector to meet the increasing complexity, capacity and processing speed of electronic and semiconductor devices. This movement has caused increased demand for all types of high-density connector products. The Company is focusing its new product development in socket and connector products that meet these technology trends.

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

     In addition to standard products, the Company provides engineering assistance, product design, and manufacturing of custom and derivative products. These products may require special production tooling that, in some cases, is paid for by the customer, shared, or amortized over future orders, depending upon contractual agreements reached with the customer. In some cases, the customer supplies the Company with a complete product design, but more often the design is produced solely by Company engineers. Current trends in the market indicate a growing demand for custom and derivative products. There is also an increased demand for the Company's engineers to be involved in the early development of the customer's product design.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company's worldwide engineering efforts are directed toward the development of new products to meet customer needs, the improvement of manufacturing processes and the adaptation of new materials to all products.
New products include new creations as well as the design of derivative products to meet both the needs of the general market and customer proprietary custom designs. Engineering development covers new or improved manufacturing processes, assembly and inspection equipment, and the adaptation of new plastics and metals to all products. In recent years, the Company's products have become more sophisticated and complex in response to developments in semiconductors and their application. The Company has the engineering capability to analyze customer designed, high-speed applications and to design connectors that reduce electrical interference that can result from very high processing speeds of newer and more powerful microprocessors. In 1995, the Company's European operation's development capabilities were expanded with the acquisition of Robinson Nugent (Belgium) B.V.B.A., formerly Teckino Manufacturing B.V.B.A. Robinson Nugent Belgium's developmental skills in precision miniature connecting systems and electronic molded parts will enhance Europe's ability to produce unique designs to fulfill customer requirements.

     The Company's expenditures for research, development and engineering were approximately $3.4 million in 1997, $3.7 million in 1996 and $3.1 in 1995.

     Consistent with industry direction, the Company is active in improving manufacturing processes through automation and also designs and builds its proprietary assembly equipment. The Company continues to apply advanced technologies, such as laser and video devices, to automatically inspect products during the assembly process. All new assembly machines are direct microcomputer-controlled, which provides greater flexibility in the manufacturing process. The Company continues to incorporate the latest technology in its electroplating processes and to replace older injection molding machines with new machines that utilize the latest programmable controls.

SALES AND DISTRIBUTION

     The Company sells its products in the United States and international markets. The primary market is the United States, which produces approximately two-thirds of the consolidated sales of the Company. Its principal markets outside the United States are Europe, including the United Kingdom and Scandinavia, Japan, Singapore, Malaysia, Hong Kong, and the emerging market of China. The southeast Asian countries continue to grow rapidly, and the Company has established a marketing and sales headquarters in Singapore. Sales to other Far East countries provide business opportunities and are expected to grow moderately. Sales in China have been initiated and have resulted in the Company doing business in China through its Hong Kong distributor.

     Sales outside the United States accounted for 38 percent of total sales in 1997, 36 percent in 1996 and 40 percent in 1995. The Company believes that the development of global markets is essential to support the customer base. This is particularly the case in Asia where the market is the fastest growing in the world and is currently considered the second largest market for electronics and connector products. The Company does not believe that its international business presents any unusual risks other than with respect to changes in currency exchange rates. The following table sets forth the percentage of Company sales by major geographical location for the periods shown:

                                   YEARS ENDED JUNE 30
                              --------------------------
                               1997       1996      1995
                               ----      ----      ----
     United States              62%       64%       60%
     Europe                      26        24        25
     Asia                        10        10        13
     Other                        2         2         2
                               ----      ----      ----
                               100%      100%      100%
                               ----      ----      ----
                               ----      ----      ----


     No sales to a single customer exceeded 10% of total net sales in 1997 or 1996. During 1995, the Company had sales to a single customer in excess of 10% of total net sales.

     Other financial data relating to domestic and foreign operations are included in Note (17), Business Segment and Foreign Sales, of Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of the Results of Operations and Financial Condition, included herein or incorporated by reference as a part of this Report.

     Principal markets in North America, Europe, and Asia are served by the Company's direct sales force and a network of distributors serving the electronics industry. The Company has U.S. regional offices located in the San Francisco, California and Chicago, Illinois metropolitan areas. Other Company sales offices are located in Japan, Singapore, England, Germany, Sweden, Netherlands, France, Spain, and Italy. These offices service customers to whom the Company sells directly, provide coordination between the plants and customers, and provide technical training and assistance to distributors and manufacturers' representatives in their respective territories. Additional marketing expertise is provided by the product marketing specialists located in New Albany, Indiana; Kings Mountain, North Carolina; London, England; Singapore; and s.Hertogenbosch, Netherlands.

     The Company engages independent manufacturers' representative firms in the United States, Canada and several European and Far East countries, who are granted exclusive territories and agree not to carry competing products. These firms are paid on a commission basis on sales made to original equipment manufacturers and to distributors. All representative relationships are subject to termination by either party on short notice.

     The Company has an international network of distributors who are responsible for serving their respective customers from an inventory of the Company's products. Approximately one-third of the Company's worldwide sales are made through the distributor network. No distributor is required to accept only the franchise of the Company. All distributor agreements are subject to termination by either party on short notice.

BACKLOG

     The Company's backlog was approximately $14.5 million at June 30, 1997, $15.9 million at June 30, 1996, and $15.3 million at June 30, 1995. These amounts represent orders with firm shipment dates acceptable to the customers. The Company does not manufacture pursuant to long-term contracts, and purchase orders are generally cancelable subject to payment by the customer for charges incurred up to the date of cancellation. With just-in-time delivery objectives, customers have reduced order quantities, but are placing orders more frequently and expecting shorter lead times from point of order to point of shipment.

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

MANUFACTURING

     The Company's manufacturing operations include plastic molding, high-speed precision stamping, electroplating and assembly. The Company designs and builds the majority of its automated and semi-automated assembly machines for use in-house and utilizes subcontractors on a limited basis for product assembly where volume does not warrant the cost of automation.

RAW MATERIALS AND SUPPLIES

     The Company utilizes copper alloys, precious metals, and plastics in the manufacture of its products. Although some raw materials are available from only a few suppliers, the Company believes it has adequate sources of supply for its raw material and component requirements. Raw material prices did not increase or decrease materially during fiscal year 1997.

     Use of gold is significant, but has declined in demand over the past several years. Plating processes using ROBEX-TM-, a palladium nickel alloy, and tin have accelerated in demand from customers of the Company. As a result of a gold consignment agreement with a bank, the Company is not exposed to a significant market risk of carrying gold inventories. The Company is not required to procure its gold under this arrangement, and may acquire gold from other sources. The Company is not obligated beyond one year with any supplier.

HUMAN RESOURCES

     As of June 30, 1997, the Company had approximately 773 full-time employees; 434 in the United States, 198 in Europe and 141 in Asia and Japan.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The current executive officers of the Company are:

                                             SERVED IN PRESENT
       NAME         AGE    POSITIONS HELD     CAPACITY SINCE

Larry W. Burke      57   President & Chief             1990
                         Executive Officer

Robert L. Knabel     39  Vice President,          January 1997
                         Treasurer & Chief
                         Financial Officer

David W. Pheteplace  44  Vice President and       September 1996
                         General Manager,
                         North America
                         Business Division

W. Michael Coutu     46  Vice President of             1992
                         Operations,
                         North America
                         Business Division

     The Bylaws of the Company provide that the officers are to be elected at each Annual Meeting of the Board of Directors. Under the Indiana Business Corporation Law, officers may be removed by the Board of Directors at any time, with or without cause. Mr. Anthony J. Accurso, Vice President, Treasurer and Chief Financial Officer, resigned as of November 1996.
Mr. Franklin D. Banet, Vice President and Plant Manager, retired as of January 1997. Mr. William D. Gruhn, Vice President, North America Sales, left the Company in June 1997.

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

     The Company owns a 60,000-square-foot manufacturing facility located on approximately five acres in Dallas, Texas, and a 50,000-square-foot manufacturing facility located on approximately two acres in Delemont, Switzerland. In July, 1993, the Company acquired a facility with approximately 25,000 square feet in Inchinnan, Scotland under a long-term lease and relocated connector assembly operations from Delemont, Switzerland.
 Since then, the Company's Delemont, Switzerland plant has been utilized primarily for plating with a limited amount of component manufacturing. In June 1997, management approved a plan to move all of its plating and component assembly operations from its plant in Delemont to its facility in Inchinnan, and to sell the facility in Delemont. In February, 1995, the Company acquired a manufacturing and engineering facility with approximately 14,000 square feet in Hamont-Achel, Belgium as part of the acquisition of Robinson Nugent Belgium.

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


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information included under the caption "Price Range and Dividend Information" of the Company's 1997 Annual Report to Shareholders (the "1997 Report") is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information contained in the columns "1993-1997" in the table under the caption "Ten-Year Financial Summary" of the 1997 Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

     The information contained under the caption "Management's Discussion and Analysis of the Results of Operations and Financial Condition" of the 1997 Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information contained in the "Consolidated Financial Statements of the Company and Notes thereto" and the report of independent accountants in the 1997 Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 25, 1997, Robinson Nugent, Inc. (the "Company") advised Coopers & Lybrand L.L.P. ("Coopers") that the Company was discontinuing Coopers' services as the Company's independent accountants at the completion of Coopers' report for the year ending June 30, 1997. The Company has engaged Deloitte & Touche LLP ("Deloitte") as the Company's independent accountants for the subsequent year. The decision to discontinue the services of Coopers and to engage Deloitte was recommended by the Audit Committee and approved by the Board of Directors.

     Coopers' reports on the financial statements of the Company for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Coopers during the past two years and subsequent interim periods preceding such dismissal on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement(s), if not resolved to the satisfaction of Coopers, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information included under the captions "Nominees," "Business Experience of Directors," "Family Relationships," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive 1997 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information included under the captions "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Report of the Compensation and Stock Option Committees," and "Stock Performance Graph" in the Company's definitive 1997 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the captions "Beneficial Ownership of Common Shares" and "Nominees" in the Company's definitive 1997 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the caption "Certain Transactions" in the Company's definitive 1997 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS A PART OF THIS REPORT.

          (1)  FINANCIAL STATEMENTS

               Reports of Independent Accountants

               Consolidated Balance Sheets as of June 30, 1997, 1996, and 1995

               Consolidated Statements of Operations for the years ended June 30, 1997, 1996, and 1995

               Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996, and 1995

               Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996, and 1995

               Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULE

               Schedule for the years ended June 30, 1997, 1996, and 1995:

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

          10.5 Deferred compensation agreement dated
               May 10, 1990 between Robinson Nugent,
               Inc. and Larry W. Burke, President and
               Chief Executive Officer.
               (Incorporated by reference to Exhibit
               19.1 to Form 10-K Report for year ended
               June 30, 1990.)

          10.6 Rabbi Trust Agreement dated July 1, 1996 between Robinson Nugent, Inc. and Dean
               Witter Trust Company, related to the
               deferred compensation agreement between
               Robinson Nugent, Inc. and Larry W. Burke,
               President and Chief Executive Officer.

          10.7 Summary of Robinson Nugent, Inc. Bonus
               Plan for the fiscal year ended June 30,
               1998.

          13.0 1997 Annual Report to Shareholders of
               Robinson Nugent, Inc.

          16.0 Letter from Coopers & Lybrand L.L.P. dated
               May 1, 1997 (Incorporated by reference to
               Exhibit 16.01 to Form 8-K dated May 1, 1997.)


          21.0 The subsidiaries of the registrant are:

                                                   JURISDICTION
               NAME                               OF ORGANIZATION
               ----                               ---------------

               Cablelink, Incorporated                 Indiana

               RNL, Inc.                               Indiana

               Robinson Nugent-Dallas, Inc.            Texas

               Robinson Nugent Design Services, Inc.   Pennsylvania

               Robinson Nugent S.a.r.l.                France

               Robinson Nugent GmbH                    Germany

               Robinson Nugent Ltd.                    Great Britain

               Nihon Robinson Nugent K.K.              Japan

               Robinson Nugent dba Cablelink           Malaysia
                (Malaysia) Sdn. Bhd.

               Robinson Nugent (Malaysia) Sdn. Bhd.    Malaysia

               Robinson Nugent S.A.                    Switzerland

               Robinson Nugent (Scotland) Limited      Scotland

               Robinson Nugent International, Inc.     Virgin Islands

               Robinson Nugent (Europe) B.V.           Netherlands

               Robinson Nugent (Belgium) B.V.B.A.      Belgium

               Robinson Nugent (Asia Pacific)
               Pte. Ltd.                               Singapore

               Robinson Nugent Nordic, filial          Sweden
               till Robinson Nugent (Europe) B.V.
               The Netherlands

          23.0 Consent of Coopers & Lybrand L.L.P.
               Independent Accountants

          27.0 Financial Data Schedule.


     (b)  REPORTS ON FORM 8-K

          The Company filed a Form 8-K report during the last quarter of fiscal 1997, relating to a change in the Company's certifying accountant.

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



Date: ___________________     By: /s/ Samuel C. Robinson
                                 _______________________________________
                                   Samuel C. Robinson, Director



Date: ___________________     By: /s/ Larry W. Burke
                                 _______________________________________
                                   Larry W. Burke, Director,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: ___________________     By: /s/ Patrick C. Duffy
                                 _______________________________________
                                   Patrick C. Duffy, Director



Date: ___________________     By: /s/ Richard L. Mattox
                                 _______________________________________
                                   Richard L. Mattox, Director



Date: ___________________     By: /s/ Diane T. Maynard
                                 _______________________________________
                                   Diane T. Maynard, Director



Date: ___________________     By: /s/ Jerrol Z. Miles
                                 _______________________________________
                                   Jerrol Z. Miles, Director

Date: ___________________     By: /s/ James W. Robinson
                                 _______________________________________
                                   James W. Robinson, Director



Date: ___________________     By: /s/ Richard W. Strain
                                 _______________________________________
                                   Richard W. Strain, Director



Date: ___________________     By: /s/ Ben M. Streepey
                                 _______________________________________
                                   Ben M. Streepey, Director



Date: ___________________     By: /s/ Donald C. Neel
                                 _______________________________________
                                   Donald C. Neel, Director



Date: ___________________     By: /s/ Robert L. Knabel
                                 _______________________________________
                                   Robert L. Knabel, Vice President,
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)

                     ROBINSON NUGENT, INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                          JUNE 30, 1997, 1996, AND 1995


Financial Statement Schedule for the years ended June 30, 1997, 1996, and 1995 is included herein:

     II   Valuation and Qualifying Accounts


All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.


             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               ROBINSON NUGENT, INC. AND SUBSIDIARIES
                    (In thousands of dollars)


            Col. A              Col. B                         Col. C                        Col. D       Col. E
                                Balance                       Additions                                  Balance
                                               --------------------------------------
          Description         at Beginning     Charged to Costs     Charged to Other     Deductions -     at End
                               of Period        and Expenses         Accounts-Describe    Describe       of Period
          -----------         ------------     ----------------     -----------------    ------------   ---------
Year ended June 30, 1997

Deducted from asset accts
 Allowance for doubtful
 accounts                          $  739          $  32               $  --              $  207(A)      $  564
 Allowance for inventory
 obsolescence & valuation           1,613          1,062                  --               1,110(B)       1,565
  Total                            $2,352         $1,094               $  --              $1,317         $2,129

Year ended June 30, 1996

Deducted from asset accts
 Allowance for doubtful
 accounts                          $  651         $  205               $  --              $  117(A)      $  739
 Allowance for inventory
 obsolescence & valuation           1,585          1,071                  --               1,043(B)       1,613
                                   ------         ------               -------            ------         ------
  Total                            $2,236         $1,276               $  --              $1,160         $2,352
                                   ------         ------               -------            ------         ------
                                   ------         ------               -------            ------         ------
Year ended June 30, 1995

Deducted from asset accts
 Allowance for doubtful
 accounts                          $  697          $  83               $  --              $  129(A)      $  651
 Allowance for inventory
 obsolescence & valuation           1,567            643                  --                 625(B)       1,585
                                   ------         ------               -------            ------         ------
  Total                            $2,264         $  726               $  --              $  754         $2,236
                                   ------         ------               -------            ------         ------
                                   ------         ------               -------            ------         ------

See footnotes on following page.




            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (cont'd.)
                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
                            (In thousands of dollars)



                                                             1997            1996              1995
                                                          --------         -------        ----------
(A)Summary of activity in Column D follows:
   Reduction of requirements in allowance for doubtful
    accounts                                              $    83          $    63         $     85
   Uncollectible accounts written off, net of recoveries       98               30               62
    Currency Translation - (gains)/losses                      26               24              (18)
                                                          --------         -------        ----------
                                                          $   207          $   117              129
                                                          --------         -------        ----------
                                                          --------         -------        ----------

(B)Summary of activity in Column D follows:
   Discontinued and obsolete inventory written off,
    net of recoveries                                     $   655          $   896          $   684
   Currency translation - (gains)/losses                      455              147              (59)
                                                          --------         -------        ----------
                                                          $ 1,110          $ 1,043              625
                                                          --------         -------        ----------
                                                          --------         -------        ----------


                            REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Robinson Nugent, Inc.

We have audited the accompanying consolidated balance sheets of Robinson Nugent, Inc. and Subsidiaries, as of June 30, 1997, 1996 and 1995, the related consolidated statements of operations, shareholders' equity and cash flows and the financial statement schedule for each of the three years then ended as listed in Item 14 of this Form 10-K for the year ended June 30, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Robinson Nugent, Inc. and Subsidiaries, as of June 30, 1997, 1996 and 1995, and the results of their operations and their cash flows for each of the three years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein for the years ended June 30, 1997, 1996 and 1995.




COOPERS & LYBRAND L.L.P.


Louisville, Kentucky
August 5, 1997

                              ROBINSON NUGENT, INC.

                            FORM 10-K FOR FISCAL YEAR
                               ENDED JUNE 30, 1997

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

                  10.5 Deferred compensation agreement dated
                       May 10, 1990 between Robinson Nugent,
                       Inc. and Larry W. Burke, President and
                       Chief Executive Officer.
                       (Incorporated by reference to Exhibit
                       19.1 to Form 10-K Report for year ended
                       June 30, 1990.)

                  10.6 Rabbi Trust Agreement dated July 1, 1996          27
                       between Robinson Nugent, Inc. and Dean
                       Witter Trust Company, related to the
                       deferred compensation agreement between
                       Robinson Nugent, Inc. and Larry W. Burke,
                       President and Chief Executive Officer.

                  10.7 Summary of Robinson Nugent, Inc. Bonus            37
                       Plan for the fiscal year ended June 30,
                       1998.

     (11)              No exhibit.

     (12)              No exhibit.

     (13)              1996 Annual Report to Shareholders of             38
                       Robinson Nugent, Inc.

     (16)              Letter from Coopers & Lybrand L.L.P. dated
                       May 1, 1997 (Incorporated by reference to
                       Exhibit 16.01 to Form 8-K dated May 1, 1997).

     (18)              No exhibit.

     (21)              The subsidiaries of the registrant are:

                                                                  JURISDICTION
                       NAME                                     OF ORGANIZATION
                       ----                                   ----------------

                       Cablelink, Incorporated                   Indiana

                       RNL, Inc.                                 Indiana

                       Robinson Nugent-Dallas, Inc.              Texas

                       Robinson Nugent Design Services, Inc.     Pennsylvania

                       Robinson Nugent S.a.r.l.                  France

                       Robinson Nugent GmbH                      Germany

                       Robinson Nugent Ltd.                      Great Britain

                       Nihon Robinson Nugent K.K.                Japan

                       Robinson Nugent dba Cablelink             Malaysia
                        (Malaysia) Sdn. Bhd.

                       Robinson Nugent (Malaysia) Sdn. Bhd.      Malaysia

                       Robinson Nugent S.A.                      Switzerland

                       Robinson Nugent (Scotland) Limited        Scotland

                       Robinson Nugent International, Inc.       Virgin Islands

                       Robinson Nugent (Europe) B.V.             Netherlands

                       Robinson Nugent (Belgium) B.V.B.A.        Belgium

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