Form 10-Q
period 1997-09-30
ROBINSON NUGENT INC
filed 1997-11-17
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-Q


(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the quarterly period ended			September 30, 1997
                 							--------------------------------------
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the transition period from 				to
                       							-----------------	----------------
Commission File Number 	 			0-9010
		                     			-------------------------------------------------
					 ROBINSON NUGENT, INC.
----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

			INDIANA						35-0957603
----------------------------------------------------------------------------
	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	 Identification No.)

  800 East Eighth Street, New Albany, Indiana 		 47151-1208
----------------------------------------------------------------------------
	(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code    (812) 945-0211
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

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of October 31, 1997, the registrant had outstanding 4,891,765 common shares without par value.

	The Index to Exhibits is located at page 13 in the sequential numbering system. Total pages: 14.

ROBINSON NUGENT, INC. AND SUBSIDIARIES

INDEX




Page No.
--------
PART I.	Financial Information:


	Item 1.	Financial Statements

		Consolidated balance sheets at September 30, 1997,
		September 30, 1996 and June 30, 1997                       	...........3

		Consolidated statements of operations for the three
		months ended September 30, 1997 and September 30, 1996     	...........5


		Consolidated statements of cash flows for the
		three months ended September 30, 1997 and September 30,1996	..........	6


		Notes to consolidated financial statements	                 ...........7


	Item 2.	Management's discussion and analysis of financial
			condition and results of operations	                       ...........8


PART II.	Other Information	                                  ..........	11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ROBINSON NUGENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)


             				         September 30     	June 30
				                        ----------------------
ASSETS	                    1997 	  1996 	  1997
				                     -------	-------	-------
				                         (Unaudited)
Current assets:

	Cash and cash equivalents	$ 3,262	$ 1,338		$ 4,118

	Accounts receivable, net	  11,006	 11,542		 11,784

	Inventories:
		Raw materials	            1,183	  1,406		  1,294
		Work in process	          6,729	  6,554		  5,933
		Finished goods	           3,716	  4,886		  3,873
				                       -------	-------		-------
			Total inventories	      11,629	 12,846		 11,100

	Other current assets	      1,538	  1,649		  1,371
				                       -------	-------		-------

		Total current assets	    27,435	 27,375		 28,373

Property, plant & equip-
  ment, net	               21,188	 23,116		 21,188

Other assets	                 147	     68		    135
			                       	-------	-------		-------

		Total assets	            $48,770	$50,559		$49,696
                          	=======	=======		=======

See accompanying notes to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ROBINSON NUGENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)


                             			    September 30    	June 30
                             			--------------------	-------
LIABILITIES AND SHAREHOLDERS' EQUITY 1997 	  1996 	  1997
		                                	-------	-------	-------
			                                   (Unaudited)
Current liabilities:

	Current installments of long-
   term debt	                     $   376	$   466		$   386
	Short-term bank borrowings	           --	  6,400		     --
	Accounts payable	                  4,888	  4,339		  4,265
	Accrued expenses	                  4,603	  4,184		  5,560
	Income taxes	                        953	    960		  1,581
			                                -------	-------		-------
		Total current liabilities	       10,820	 16,349		 11,792

Long-term debt, excluding current
 installments	                      6,845	  2,965		  5,926

Deferred income taxes	                830	  1,010		    838
			                               -------	-------		-------
		Total liabilities	               18,495	 20,324		 18,556
			                               -------	-------		-------

Shareholders' equity:
	Common shares without par value
	 Authorized shares 15,000,000;
   issued	 6,851,250 shares	       20,950  20,950		 20,950
	Retained earnings	                21,011	 19,776		 21,290
	Equity adjustment from foreign
	 currency translation	             1,471	  2,775		  2,073
	Employee stock purchase plan loans
	 and deferred compensation	        (161)	   (270)    (177)
	Less 1,959,485 treasury shares	 (12,996)	(12,996)	(12,996)
                                			-------	-------		-------
		Total shareholders' equity	      30,275	 30,235		 31,140
			                                -------	-------		-------

		Total liabilities and shareholders'
		 equity	                          $48,770	$50,559		$49,696
		                                 	=======	=======		=======


See accompanying notes to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ROBINSON NUGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)



                        		  Three Months Ended
	                          	    September 30
	                          	--------------------
		                            1997 	  1996
		                            -------	-------
		                              (Unaudited)

Net sales	                   $18,543	$21,123
Cost of sales	                15,157	 16,396
	                            	------ 	-------
	Gross profit	                 3,386	  4,727
Selling, general and
 administrative  expenses	     3,650	  3,753
		                            -------	-------
	Operating income (loss)	       (264)	   974
		                            -------	-------
Other income (expense):
	Interest income	                 31	     30
	Interest expense	              (134)	   (187)
	Royalty income	                   1	     30
	Currency gain	                   156	     19
		                            -------	-------
		                                 54	   (108)
		                            -------	-------
Income (loss) before income
    taxes	                      (210)	    866
Income taxes (benefit)	          (78)	    464
		                            -------	-------
Net income (loss)	           $  (132)	$   402
		                            =======	=======
Net income (loss) per common
   share	                    $  (.03)	$   .08
                           		=======	 =======
Dividends per common share	  $   .03	 $   .03
	                            =======	 =======

See accompanying notes to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ROBINSON NUGENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)



                                           		 Three Months Ended
		                                                 September 30
		                                            --------------------
		                                                1997 	  1996
		                                              -------	-------
				     (Unaudited)
Cash flows from operating activities:
	Net income (loss)	                             $  (132)	$   402
	Adjustments to reconcile net income to net
	 cash provided by operating activities:
		Depreciation and amortization	                   1,466	  1,269
		Losses from disposition of capital assets	          	2      58
		(Increase) decrease in accounts receivable	        778 (1,109)
		(Increase) decrease in inventories	              (529)	    600
		Increase in other current assets	                (169)	   (101)
		Decrease in accounts payable and
			accrued expenses	                               (334)	 (1,726)
		Increase (decrease) in income taxes	             (634)	    854
                                              				-------	-------
		Net cash provided by operating activities	         448	    247
				                                              -------	-------

Cash flows from investing activities:
	Capital expenditures	                          (1,881)	   (870)
	(Increase) decrease in other assets	              (29)	      1
				                                             -------	-------
		Net cash used in investing activities	        (1,910)	   (869)
				                                             -------	-------

Cash flows from financing activities:
	Proceeds from long-term debt	                   1,000	     --
	Repayments of long-term debt	                    (37)	   (290)
	Cash dividends paid	                            (147)	   (147)
	Repayments of employee stock purchase
	 plan loans	                                      14	     51
				                                             -------	-------
		Net cash provided by (used in)
		financing activities	                            830	   (386)
			                                             	-------	-------

Effect of exchange rate changes on cash	          (224)	    (22)
				                                             -------	-------
Decrease in cash and cash equivalents	            (856)	 (1,030)
Cash and cash equivalents at beginning of period	 4,118	   2,368
				                                             -------	-------
Cash and cash equivalents at end of period	      $ 3,262	$ 1,338
			                                             	=======	=======


See accompanying notes to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ROBINSON NUGENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1997 AND 1996, AND JUNE 30, 1997



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all of which are normal and recurring) to present fairly the financial position of the Company and its subsidiaries, results of operations, and cash flows in conformity with generally accepted accounting principles.

2. Earnings per common share for the period ending September 30, 1997 are based only upon the weighted-average number of shares outstanding during the period of 4,891,765 shares. Earnings per common share for the period ending September 30, 1996 are based upon the weighted-average number of shares outstanding during the period, plus common share equivalents resulting from dilutive stock options of 4,911,215 shares.

In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Company adopted this new standard in fiscal 1998, and it shall become effective in the quarterly report for the period ending December 31, 1997. This statement changes the required methods used to calculate earnings per share data, harmonizing U.S. GAAP requirements with that of International Accounting Standards No. 33. The major change from the previous calculation is the disclosure of basic EPS, which is computed by dividing reported earnings by the weighted-average common shares outstanding (without any adjustments for common stock equivalents), versus the current primary EPS calculation required by the superseded APB Opinion No. 15.
Fully diluted EPS, now called diluted EPS, is still required, with the average arket price of common stock used to determine common stock equivalents rather than the greater of the average market price or period ending closing price. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

3.	Reference is directed to the Company's consolidated financial statements
(Form 10-K), including references to the Annual Report, for the year ended
June 30,1997 and management's discussion and analysis included in Part I,
Item 2 in this report.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



Results of Operations
---------------------


Net sales for the quarter ended September 30, 1997 were $18,543,000, down 12 percent from sales of $21,123,000 in the same period a year ago. Lower customer sales in the United States and Europe, were partially offset by an increase in customer sales in Asia. Customer sales in the United States were 18% lower than the prior period due primarily to lower sales of cable assemblies and high density sockets. European sales of connectors were $404,000 lower than the prior period when measured in local currencies, while changes in currency exchange rates reduced European sales by approximately $300,000. Customer sales in Asia were $671,000 or 46% higher than the prior period due primarily to higher connector sales in Southeast Asia and Japan.

Comparative sales by geographic territory for the respective periods follows:


				                                	 Three Months Ended
	($000 omitted)	                         September 30
			                                		--------------------
				                                	   1997 	   1996
				                                 	--------	--------
	United States:
		Domestic                          	$11,372	$13,388
		Export:
			Europe                           	     21	     12
			Asia	                                   7	    134
			Rest of world	                        356	    769
					                                -------	-------
			Total export sales	                   384	    915
					                                -------	-------
			Total sales to customers	          11,756	 14,303
		Intercompany	                        2,238	  2,059
					                                -------	-------
			Total United States	               13,994	 16,362
					                                -------	-------
	Europe:
		Domestic	                            4,672	  4,989
		Export to Asia	                         --	    387
					                                -------	-------
			Total sales to customers	           4,672	  5,376
					                                -------	-------
		Intercompany	                        1,081	    981
					                                -------	-------
			Total Europe	                       5,753	  6,357
					                                -------	-------
	Asia:
		Domestic	                            2,115	  1,349
		Rest of world	                          --	     95
					                                -------	-------
			Total sales to customers	           2,115	  1,444
		Intercompany	                          847	    644
					                                -------	-------
			Total Asia	                         2,962	  2,088
                                					-------	-------
	Eliminations	                       (4,166)	 (3,684)
					                                -------	-------
	Consolidated	                       $18,543	$21,123
					                                =======	=======


Incoming customer orders for the quarter ended September 30, 1997 amounted to $18.1 million, down 13% from orders of $20.9 million in the same quarter a year ago. The Company ended the quarter with a backlog of unshipped orders of $14.1 million compared to $15.7 million a year ago.

Gross profits in the quarter ended September 30, 1997 amounted to $3,386,000 or
18.3 percent of net sales, compared to $4,727,000 or 22.4 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development, which amounted to $987,000 or 5.3 percent of net sales in the current quarter compared to $773,000 or 3.7 percent of net sales in the prior year. The reduction in gross profits in the quarter compared to the prior year reflects lower sales, continued competitive price pressures worldwide, unfavorable plant utilization as a result of the lower sales volumes, and an unfavorable product mix. Gross profits were favorably impacted by the effect of manufacturing cost reduction programs.

Selling, general and administrative expenses of $3,650,000 for the three months ended September 30, 1997 decreased 3% compared to expenses of $3,753,000 in the prior year. Lower compensation expense in the United States, coupled with lower sales and marketing expenses in Europe, were partially offset by higher administrative expenses in Asia.

Other income and expense for the three months ended September 30, 1997 reflected other income of $54,000 compared to other expense of $108,000 for the comparable three-month period in the prior year. The improvement in other income and expense reflected an increase in currency gains in the current quarter combined with lower interest expense. Interest expense decreased from $187,000 in the prior period to $134,000 in the current period due primarily to a decrease in short term and long term debt. Currency gains in the quarter totaled $156,000 compared to $19,000 in the prior period. These currency gains were generated overseas, primarily in Malaysia, Japan and Europe. The gains in Malaysia were a direct result of stronger US dollar currency exchange rates in that region.

The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates.
A pretax loss was reported in the United States, Scotland, Singapore and Japan. These losses were partially offset by taxable income in Switzerland, Belgium, the Netherlands and Malaysia. An income tax benefit was recorded related to the pretax loss in the United States. This tax benefit was partially offset by income tax expenses accrued by the Company's European operations. The income tax expense on pretax profits generated in Malaysia was offset by the tax benefit of the utilization of net operating loss carry-forwards from prior periods.

At September 30, 1997, certain foreign subsidiaries have accumulated net operating loss carryforwards of approximately $2.9 million. Management is unable at this time to project future taxable income which will utilize these loss carryforwards. The tax benefit of these carryforwards will be recognized when management is able to project future taxable income of these foreign subsidiaries.

The net loss in the quarter ended September 30, 1997 amounted to $132,000 or 3 cents per share, compared to a net income of $402,000 or 8 cents per share, in the prior period. The net loss in the United States was $227,000 compared to net incomes of $83,000 in Asia and $12,000 in Europe.

Management anticipates higher sales levels and a return to profitability as the year progresses. This improved performance will result from a return to higher revenue levels, and will be augmented by reductions in manufacturing costs and operating expenses implemented in first quarter of the year.

Financial Condition and Liquidity
---------------------------------

Working capital at September 30, 1997 amounted to $16.6 million compared to $11.0 million at September 30, 1996 and $16.6 million at June 30, 1997. The current ratio was 2.5 to 1 at September 30, 1997 compared to 1.7 to 1 at September 30, 1996. The increase in working capital, compared to the prior year, primarily reflects a reduction in short-term bank borrowings. In February, 1997 the Company replaced its existing short-term line of credit agreement with a new long-term credit facility. Long term borrowings under this facility were $5.0 million as of September 30, 1997.
There were no significant changes in long-term debt in the quarter ended September 30, 1997. Long-term debt excluding current installments, represented $6.8 million, or 3 percent of shareholders' equity at September 30, 1997, compared to $3.0 million or 10 percent of shareholders' equity at September 30, 1996.

Cash and cash equivalent balances decreased by $0.9 million during the current period. A portion of the Company's cash on hand, as well as cash generated by operations, and $1.0 million from proceeds from the long-term credit facility was invested in $1.9 million for capital expenditures during the period. These investments included approximately $1.0 million in plant improvements in the Company's facility in Dallas, Texas, investments in several new product programs and in the development of the Company's new management information system.

The Company believes future working capital and capital expenditure require-ments can be met from cash provided by operating activities, existing cash balances, and borrowings available under the existing credit facility.


Dividend Action
---------------------------

     On July 31, 1997 the Board of Directors declared a regular quarterly dividend of 3 cents per share, payable August 28, 1997 to shareholders of record August 14, 1997.


Cautionary Statements for Purposes of the Safe Harbor
----------------------------------------------------------------------------

In addition to statements of historical fact, this quarterly report contains forward-looking statements which are inherently subject to change, based on known and unknown risks, including but not limited to changes in the market and industry. Please refer to documents filed with the Securities and Exchange Commission for additional information on factors that could materially affect the Company's financial results.

PART II.  OTHER INFORMATION



Item 1.	Not applicable.

Item 2.	Not applicable.

Item 3.	Not applicable.

Item 4.	Not applicable.

Item 5.	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

		(a)	See Index to Exhibits.

(b) The Company filed an amended Form 8-K/A report on October 3, 1997 relating to a change in the Company's certifying accountant.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   	         ROBINSON NUGENT, INC.
	                                --------------------------------------

	                                               (Registrant)


Date                        	/s/ Larry W. Burke
     -----------------------	------------------------------------
                             	Larry W. Burke
	                             President and Chief Executive Officer



Date 	                      	/s/ Robert L. Knabel
     -----------------------	------------------------------------
                             	Robert L. Knabel
	                             Vice President, Treasurer and Chief
	                             Financial Officer

FORM 10-Q

INDEX TO EXHIBITS



	Number of		Sequential
	Item		Numbering
	Assigned in		System
	Regulation S-K		Page Number
   Item 601   	       Description of Exhibit        	 of Exhibit
--------------	-------------------------------------	------------

	 (2)		Not applicable.

	 (4)	4.1	Specimen certificate for Common Shares,
			without par value.  (Incorporated by
			reference to Exhibit 4 to Form S-1
			Registration Statement No. 2-62521.)

		4.2	Rights Agreement dated April 21, 1988
			between Robinson Nugent, Inc. and Bank
			One, Indianapolis, N.A.  (Incorporated
			by reference to Exhibit I to Form 8-A
			Registration Statement dated May 2,
			1988.)

		4.3	Amendment No. 1 to Rights Agreement
			dated September 26, 1991 between
			Robinson Nugent, Inc. and Bank One,
			Indianapolis, N.A.  (Incorporated by
			reference to Exhibit 4.3 to Form 10-K
			Report for year ended June 30, 1991.)

		4.4	Amendment No. 2 to Rights Agreement
			dated June 11, 1992.  (Incorporated by
			reference to Exhibit 4.4 to Form 8-K
			Current Report dated July 6, 1992.)

	(10)	10.1	Robinson Nugent, Inc. 1983 Tax-Qualified
			Incentive Stock Option Plan.
			(Incorporated by reference to Exhibit
			10.1 to Form 10-K Report for year ended
			June 30, 1983.)

		10.2	Robinson Nugent, Inc. 1983  Non Tax-
			Qualified Incentive Stock Option Plan.
			(Incorporated by reference to Exhibit
			10.2 to Form 10-K Report for year ended
			June 30, 1983.)

		10.3	1993 Robinson Nugent, Inc. Employee and
			Non-Employee Director Stock Option Plan.
			(Incorporated by reference to Exhibit
			19.1 to Form 10-K Report for year ended
			June 30, 1993.)

		10.4	Summary of the Robinson Nugent, Inc.
			Employee Stock Purchase Plan
			(Incorporated by reference to Exhibit
			19.2 to Form 10-K Report for year ended
			June 30, 1993.)

		10.5	Deferred compensation agreement dated
			May 10, 1990 between Robinson Nugent,
			Inc. and Larry W. Burke, President and
			Chief Executive Officer. (Incorporated
			by reference to Exhibit 19.1 to Form
			10-K Report for year ended June 30, 1990.)

		10.6	Rabbi Trust Agreement dated July 1, 1996
			between Robinson Nugent, Inc. and Dean
			Witter Trust Company, related to the
			deferred compensation agreement between
			Robinson Nugent, Inc. and Larry W. Burke
			President and Chief Executive Officer.
			(Incorporated by reference to Exhibit
			10.6 to Form 10-K Report for year ended
			June 30, 1997.)

		10.7	Summary of Robinson Nugent, Inc. Bonus
			Plan for the fiscal year ended June 30,
			1998.  (Incorporated by reference to
			Exhibit 10.7 to Form 10-K Report for
			year ended June 30, 1997.)


	(11)		Not applicable.

	(15)		Not applicable.

	(18)		Not applicable.

	(19)		Not applicable.

	(22)		Not applicable.

	(23)		Not applicable.

	(24)		Not applicable.

	(27)		Financial Data Schedule

	(99)		Not applicable.