Form 10-Q
period 1997-12-31
ROBINSON NUGENT INC
filed 1998-02-13
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    DECEMBER 31, 1997
                                   -------------------------------
                                  OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                   ---------------    --------------

Commission File Number                     0-9010
                         -------------------------------------------

                         ROBINSON NUGENT, INC.
--------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            INDIANA                                    35-0957603
-------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

  800 East Eighth Street, New Albany, Indiana      47151-1208
-----------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (812) 945-0211
                                                  -----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of
January 31, 1998, the registrant had outstanding 4,891,765 common shares without par value.


     The Index to Exhibits is located at page 15 in the sequential numbering system. Total pages: 16.

                ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                 INDEX




                                                               Page No.
                                                               --------
PART I. Financial Information:


    Item 1. Financial Statements


        Consolidated balance sheets at December 31, 1997,
        December 31, 1996 and June 30, 1997                     ...........3

        Consolidated statements of operations for the three and
        six months ended December 31, 1997 and December 31, 1996...........5


        Consolidated statements of cash flows for the six
        months ended December 31, 1997 and December 31,1996     ...........6


        Notes to consolidated financial statements              ...........7


    Item 2. Management's discussion and analysis of financial
            condition and results of operations                 ...........8


PART II.    Other Information                                   ..........12

                    PART I.  FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS
                ROBINSON NUGENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                            (IN THOUSANDS)

                                              December 31   June 30
-
ASSETS                                      1997     1996     1997
                                          -------  -------  -------
                                              (Unaudited)
Current assets:

 Cash and cash equivalents                $ 2,990  $ 2,323  $ 4,118

 Accounts receivable, net                  10,090   11,051   11,784

 Inventories:
   Raw materials                            1,146    1,739    1,294
   Work in process                          6,869    6,299    5,933
   Finished goods                           3,319    4,078    3,873
                                          -------  -------  -------
     Total inventories                     11,334   12,116   11,100

 Other current assets                       1,688    1,873    1,371
                                          -------  -------  -------

   Total current assets                    26,102   27,363   28,373
                                          -------  -------  -------

Property, plant & equipment, net           21,204   22,658   21,188

Other assets                                  133       60      135
                                          -------  -------  -------

   Total assets                           $47,439  $50,081  $49,696
                                          =======  =======  =======

See accompanying notes to consolidated financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                              December 31    June30
                                          ------------------ ------
-
LIABILITIES AND SHAREHOLDERS' EQUITY        1997     1996     1997
                                          -------  -------  -------
                                              (Unaudited)
Current liabilities:

 Current installments of long-term debt   $   370  $   420  $   386
 Short-term bank borrowings                    --    6,400      --
 Accounts payable                           5,447    4,062    4,265
 Accrued expenses                           3,617    4,644    5,560
 Income taxes                                 995      817    1,581
                                          -------  -------  -------
   Total current liabilities               10,429   16,343   11,792
Long-term debt, excluding current         -------  -------  -------
 installments                               6,564    2,598    5,926

Deferred income taxes                         824    1,003      838
                                          -------  -------  -------

  Total liabilities                        17,817   19,944   18,556
                                          -------  -------  -------

Shareholders' equity:
 Common shares without par value
  Authorized shares:  15,000,000;
  issued 6,851,250 shares                  20,996   20,950   20,950
 Retained earnings                         20,632   19,768   21,290
 Equity adjustment from foreign
  currency translation                      1,113    2,628    2,073
 Employee stock purchase plan loans
  and deferred compensation                  (123)    (213)    (177)
 Less 1,959,485 treasury shares           (12,996) (12,996) (12,996)

   Total shareholders' equity              29,622   30,137   31,140
                                          -------  -------  -------
   Total liabilities and shareholders'
    equity                                $47,439  $50,081  $49,696
                                          =======  =======  =======

See accompanying notes to consolidated financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               Three Months Ended  Six Months Ended
                                  December 31         December 31
                               ------------------  -----------------
                                 1997       1996     1997      1996
                               -------    -------  -------   -------
                                   (Unaudited)         (Unaudited)

Net sales                      $19,576    $20,100  $38,119   $41,223
Cost of sales                   16,052     15,852   31,209    32,248
                               -------    -------  -------   -------
 Gross profit                    3,524      4,248    6,910     8,975
Selling, general and
 administrative expenses         3,550      3,925    7,200     7,678
                               -------    -------  -------   -------
 Operating income (loss)           (26)       323     (290)    1,297
                               -------    -------  -------   -------
Other income (expense):
 Interest income                    20         12       51        42
 Interest expense                 (135)      (187)    (269)     (374)
 Royalty income                      1         20        2        50
 Currency gain (loss)              (68)       156       88       175
                               -------    -------  -------   -------
                                  (182)         1     (128)     (107)
                               -------    -------  -------   -------
Income (loss) before income
 taxes                            (208)       324     (418)    1,190
Income taxes                        24        186      (54)      650
                               -------    -------  -------   -------
Net income (loss)              $  (232)   $   138  $  (364)  $   540
                               =======    =======  ========  =======
Per share data:
Net income (loss) per common
 share                         $  (.05)   $   .03  $  (.07)  $   .11
                               =======    =======  ========  =======

Weighted average number of
 common shares outstanding       4,892      4,892    4,892     4,892
                               =======    =======  ========  =======

Net income (loss) per common
 share assuming dilution       $  (.05)   $   .03  $  (.07)  $   .11
                               =======    =======  ========  =======

Adjusted weighted average number
 of common shares including
 common share equivalents        4,892      4,905    4,892     4,907
                               =======    =======  ========  =======

Dividends per common share     $   .03    $   .03  $   .06   $   .06
                               =======    =======  ========  =======




See accompanying notes to consolidated financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (IN THOUSANDS)

                                                   Six Months Ended
                                                      December 31
                                                  -----------------
                                                    1997      1996
                                                  -------   -------
                                                      (Unaudited)
Cash flows from operating activities:
  Net income, (loss)                              $ (364)   $  540
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                   2,994     2,623
   Losses from disposition of capital assets           4        66
  Change in assets and liabilities:
   Receivables                                     1,694      (618)
   Inventories                                      (234)    1,330
   Other current assets                             (320)     (166)
   Accounts payable and accrued expenses            (761)   (1,543)
   Income taxes                                     (597)      545
                                                  ------    ------
      Net cash provided by operating activities    2,416     2,777

Cash flows from investing activities:
  Capital expenditures                            (3,555)   (1,875)
  Decrease in other assets                           (38)        9
                                                  ------    ------
      Net cash used in investing activities       (3,593)   (1,866)
                                                  ------    ------
Cash flows from financing activities:
  Proceeds from long-term debt                     1,000        --
  Repayments of long-term debt                      (279)     (588)
  Cash dividends paid                               (294)     (293)
  Repayments of employee stock purchase plan loans              14
98
  Proceeds from stock purchase plan terminations      50        --
  Stock options exercised                             32        --
                                                  ------    ------
      Net cash provided by (used in) financing
      activities                                     523      (783)
                                                  ------    ------

Effect of exchange rate changes on cash             (474)     (173)
                                                  ------    ------
  Decrease in cash and cash equivalents           (1,128)      (45)

  Cash and cash equivalents at beginning of period           4,118
2,368
                                                  ------    ------
      Cash and cash equivalents at end of period  $2,990    $2,323
                                                  ======    ======

See accompanying notes to consolidated financial statements.

                    PART I.  FINANCIAL INFORMATION

                ROBINSON NUGENT, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             DECEMBER 31, 1997 AND 1996, AND JUNE 30, 1997



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and recurring) to present fairly the financial position of the Company and its subsidiaries, results of operations, and cash flows in conformity with generally accepted accounting principles.

2. In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Company adopted this new standard in fiscal 1998, and it became effective in this quarterly report. This statement changes the required methods used to calculate earnings per share data, harmonizing U.S. GAAP requirements with that of International Accounting Standards No. 33. The major change from the previous calculation is the disclosure of basic EPS, which is computed by dividing reported earnings by the weighted-average common shares outstanding (without any adjustments for common stock equivalents), versus the current primary EPS calculation required by the superseded APB Opinion No. 15. Fully diluted EPS, now called diluted EPS, is still required, with the average market price of common stock used to determine common stock equivalents rather than the greater of the average market price or period ending closing price. The adoption of this standard does not have a material impact on these financial statements.

3. Reference is directed to the Company's consolidated financial statements (Form 10-K), including references to the Annual Report, for the year ended June 30, 1997 and management's discussion and analysis included in Part I, Item 2 in this report.

                    PART I.  FINANCIAL INFORMATION

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Net sales for the quarter ended December 31, 1997 were $19,576,000, compared to sales of $20,100,000 in the same period a year ago. The sales in the quarter reflect an increase in sales in Asia offset by lower sales in the United States and Europe. Customer sales in Asia advanced by 39 percent or $513,000 due primarily to higher sales of PC board connectors and high density sockets. Customer sales in the United States decreased 5% or $689,000 compared to prior year, due primarily to lower sales of high density and screw machine sockets, and PC board connectors. Customer sales in Europe decreased 6% or
$348,000, when measured in U.S. dollars. Customer sales in Europe stated in local currencies only decreased 2% or approximately $100,000. Net sales for the six months ended December 31, 1997 were $38,119,000, down 8% from sales of $41,223,000 for the same period a year ago. Customer sales were higher in Asia, but these increases were offset by lower customer sales in the United States and Europe. Customer sales in the United States decreased 12% or $3,236,000 compared to the prior year due primarily to lower sales of high density sockets. European sales were 10%, or $1,052,000, lower than the prior period when measured in U. S. dollars. Higher sales in Asia were due primarily to higher connector and cable assembly sales in Southeast Asia and Japan.

Comparative sales by geographic territory for the respective periods follows:

                                 Three Months Ended  Six Months Ended
        ($000 omitted)               December 31       December 31
                                 ------------------- ----------------
                                    1997      1996     1997    1996
                                 --------  --------  ------- -------
        United States:
          Domestic               $12,064   $12,699   $23,436 $26,087
          Export:
            Europe                    37        19        58      31
            Asia                      --        50         7     184

            Rest of world            357       379       713   1,148
                                 -------   -------   ------- -------
            Total export sales       394       448       778   1,363
                                 -------   -------   ------- -------

            Total sales to
             customers            12,458    13,147    24,214  27,450

          Intercompany             2,100     1,948     4,338   4,007
                                 -------   -------   ------- -------

            Total United States   14,558    15,095    28,552  31,457
                                 -------   -------   ------- -------

        Europe:
          Domestic                 5,280     5,593     9,952  10,582
          Export to Asia              --        35        --     422
                                 -------   -------   ------- -------

            Total sales to
             customers             5,280     5,628     9,952  11,004
          Intercompany             1,171       867     2,252   1,848
                                 -------   -------   ------- -------

            Total Europe           6,451     6,495    12,204  12,852
                                 -------   -------   ------- -------

        Asia:
          Domestic                 1,838     1,325     3,953   2,674
          Export to Europe            --        --        --      95
                                 -------   -------   ------- -------

            Total sales to
             customers             1,838     1,325     3,953   2,769
          Intercompany               856       975     1,703   1,619
                                 -------   -------   ------- -------

            Total Asia             2,694     2,300     5,656   4,388
                                 -------   -------   ------- -------

        Eliminations              (4,127)   (3,790)   (8,293) (7,474)
                                 -------   -------   ------- -------

        Consolidated             $19,576   $20,100   $38,119 $41,223
                                 =======   =======   ======= =======

Incoming customer orders for the quarter ended December 31, 1997 were $19.9 million, compared to orders of $20.3 million in the same quarter a year ago. Customer orders for the six months ended December 31,1997 were $38.1 million compared to $41.3 million in the prior year, a decrease of $3.2 million or 1 percent. The Company ended the quarter with a backlog of unshipped orders of $14.5 million compared to $16.0 million a year ago.

Gross profits in the quarter ended December 31, 1997 amounted to $3,524,000 or 18.1 percent of net sales, compared to $4,248,000 or 21.1 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development. Engineering charges amounted to $884,000 or 4.5 percent of net sales in the current quarter compared to $762,000 or 3.8 percent of net sales in the prior year. The gross profits in the quarter reflect continued competitive price pressures, partially offset by lower manufacturing costs and higher gross profits from recently developed products. Gross profits for the six months ended December 31, 1997 amounted to $6,910,000 or 18.1 percent of net sales, compared to $8,975,000 or 21.8 percent of net sales in the prior year. Engineering expenses for the six months ended December 31, 1997 amounted to $1,871,000 or 4.9 percent of net sales compared to $1,535,000 or 3.7 percent of net sales in the prior year.

Selling, general and administrative expenses of $3,550,000 for the three months ended December 31, 1997 decreased by $375,000 or 10 percent compared to expenses of $3,925,000 in the prior year. Lower compensation and marketing expenses in the United States and Europe offset a slight increase in general and administrative expenses in Asia. Expenses of $7,200,000 for the six months ended December 31, 1997 decreased by $478,000 or 6 percent compared to expenses of $7,678,000 in the prior year. This primarily reflected lower commissions, advertising and travel expenses.

Other income and expense for the three months ended December 31, 1997 reflected a net expense of $182,000 compared to a net income of $1,000 for the comparable three month period in the prior year. The net expense resulted from a currency loss and interest expense on bank borrowings. Interest expense decreased to $135,000 compared to $187,000 in the prior year due to lower bank borrowings. Currency losses totaled $68,000 compared to gains of $156,000 in the prior year. Other income and expense for the six months ended December 31, 1997 reflected an expense of $128,000 compared to an expense of $107,000 for the comparable six month period in the prior year. Interest expense decreased to $269,000 compared to $374,000 in the prior year period due to lower bank borrowings.

The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates. An income tax benefit has been accrued for losses generated in the United States, but no tax benefit has been recognized on the pretax losses incurred in Belgium, Scotland and Japan. The income tax expense for profits generated in Malaysia were offset by the partial reversal of a valuation allowance for tax benefits of prior period net operating losses. The Company maintains a valuation allowance for tax benefits of prior period net operating losses in various tax jurisdictions. At such time as management is able to project the probable utilization of all or part of these net operating loss carryforward provisions, the valuation allowances for these deferred tax assets will be reversed.

The net loss in the quarter ended December 31, 1997 amounted to $232,000 or 5 cents per share, compared to a net income of $138,000 or 3 cents per share, a year ago. The net loss for the six months ended December 31, 1997 amounted to $364,000 or 7 cents per share compared to $540,000 or 11 cents per share a year ago. Operations in the United States and Europe incurred net losses of $295,000 and $112,000, respectively, for the six months ended December 31, 1997. Asia operations generated a year-to-date net income of $43,000.

The recent currency crisis in Asia had minimal impact on the Company's operating results in the first half of the year. While the operating results in Japan were unfavorably impacted by the strengthening of the
U. S. dollar against the Japanese yen, operating results in Southeast Asia were affected favorably since most of the Company's sales to customers in Southeast Asia are transacted in U. S. dollars. These sales were not affected by the currency crisis significantly. Cost of sales and operating expenses in Southeast Asia were lower in the period due primarily to the devaluation of the Malaysian ringgit and the Singapore dollar, compared to the U. S. dollar.

Management anticipates higher sales levels and a return to profitability as the year progresses. This improved performance will result from a return to higher revenue levels, and will be augmented by reductions in manufacturing costs and operating expenses.

MATERIAL CHANGES IN FINANCIAL CONDITION

Net working capital at December 31, 1997 amounted to $15.7 million compared to $11.0 million at December 31, 1996 and $16.6 million at June 30, 1997. The current ratio was 2.5 to 1 compared to 1.7 to 1 in the prior year. The increase in working capital, compared to the prior year, primarily reflects a reduction in short-term bank borrowings. In February 1997, the Company replaced its existing short-term line of credit agreement with a new long-term credit facility. Long-term borrowings under this facility were $5.0 million as of December 31,
1997. There were no significant changes in long-term debt in the quarter ended December 31, 1997. Long-term debt, excluding current installments, amounted to $6.6 million, or 22 percent of shareholders' equity at December 31, 1997, compared to $2.6 million or 9 percent of shareholders' equity at December 31, 1996. The Company believes working capital and capital expenditure requirements can be met from cash provided by operating activities, existing cash balances and borrowings available under the existing credit facility.

DIVIDEND ACTION

On January 22, 1998 the Board of Directors declared a regular quarterly
dividend  of  3  cents  per  share,  payable  February  19,   1998   to
shareholders of record February 5, 1998.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR

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

                      PART II.  OTHER INFORMATION



Item 1.   Not applicable.

Item 2. Effective January 22, 1998, the Board of Directors of the registrant, acting pursuant to the terms of the Rights Agreement dated as of April 21, 1988, between the registrant and Harris Trust and Savings Bank, as successor Rights Agent (the "Rights Agreement"), amended the Rights Agreement to extend the expiration date of the Rights outstanding thereunder to April 15, 2008. No other changes were made in the terms or conditions of the Rights.

Item 3.   Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Shareholders of Robinson Nugent, Inc. was held on November 6, 1997 for the following purposes:

          1.   Election of three (3) directors to hold office for three
          (3) years from the meeting date as follows:
                                                  Vote
                                  ----------------------------------
           Shares:                For        Withheld     No Vote
                                  ---        --------     -------
           Samuel C. Robinson  4,210,811     325,344         --
           Jerrol Z. Miles     4,210,911     325,244         --
           Richard W. Strain   4,210,911     325,244         --

          and, the election of two (2) directors to hold office for two
          (2) years from the meeting date as follows:

                                                  Vote
                                   ---------------------------------
           Shares:                For        Withheld     No Vote
                                  ---        --------     -------

           Donald C. Neel      4,210,911     325,244         --
           Ben M. Streepey     4,210,911     325,244         --

          The following directors shall continue their term of office as a director from November 6, 1997:

           Richard L. Mattox  - 1 years
           Diane T. Maynard   - 1 years
           Patrick C. Duffy   - 1 years
           Larry W. Burke     - 2 years
           James W. Robinson  - 2 years

          2. The approval of an amendment to the 1993 Robinson Nugent, Inc. Employee and Non-Employee Director Stock Option Plan.

                                             Vote
                              ------------------------------------
                              For     Against  Abstain  No Vote
                              ---     -------  -------  -------

          Shares:             2,926,324 580,163   23,084    --

          3. Ratification of the selection of Deloitte & Touche LLP as certified public accountants for the Company for the fiscal year ending June 30, 1998.
                                             Vote
                              ------------------------------------

                              For     Against  Abstain  No Vote
                              ---     -------  -------  -------

           Shares:         4,478,218   6,126  51,811        --

Item 5. Mr. Samuel C. Robinson retired as Chairman of the Board of Directors effective January 22, 1998. Mr. Patrick C. Duffy was elected to replace Mr. Robinson as Chairman. Mr. Robinson will remain a Director of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  See Index to Exhibits.

               (b) The Company filed an amended Form 8-K/A report on October 3, 1997, relating to a change in the Company's certifying accountant.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Robinson Nugent, Inc.
                                   -----------------------------------
                                                (Registrant)


Date  February 13, 1998            /s/ Larry W. Burke
      -----------------------      -----------------------------------
                                   Larry W. Burke
                                   President and ChiefExecutive Officer



Date  February 13, 1998            /s/ Robert L. Knabel
      -----------------------      -----------------------------------
                                   Robert L. Knabel
                                   Vice President, Treasurer and Chief
                                    Financial Officer

                               FORM 10-Q

                           INDEX TO EXHIBITS



Number of                                               Sequential
   Item                                                 Numbering
Assigned in                                               System
Regulation S-K                                         Page Number
   Item 601            Description of Exhibit           of Exhibit
-------------        ----------------------------      ------------

    (2)            Not applicable.

    (4)      4.1   Specimen certificate for Common Shares,
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

             4.4   Amendment No. 2 to Rights Agreement
                   dated June 11, 1992.  (Incorporated by
                   reference to Exhibit 4.4 to Form 8-K
                   Current Report dated July 6, 1992.)

             4.5   Amendment No. 3 to Rights Agreement
                   dated February 11, 1998.

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