Form 10-Q
period 1998-03-31
ROBINSON NUGENT INC
filed 1998-05-15
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                                FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended               MARCH 31, 1998
                                   --------------------------------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                   --------------      ---------------

Commission File Number                     0-9010
                    -----------------------------------------------------


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

Yes   X    No
    -----     ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of April 30 1998, the registrant had outstanding 4,891,765 common shares without par value.


     The Index to Exhibits is located at page 14 in the sequential numbering system. Total pages: 15.

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                  INDEX




                                                                 Page No.
                                                                 --------
PART I. Financial Information:


    Item 1. Financial Statements (Unaudited)


        Consolidated balance sheets at March 31,1998,
        March 31, 1997 and June 30, 1997                           3

        Consolidated statements of operations for the three and
        nine months ended March 31, 1998 and March 31, 1997        5


        Consolidated statements of cash flows for the nine
        months ended March 31, 1998 and March 31,1997....          6


        Notes to consolidated financial statements               ..7


    Item 2. Management's discussion and analysis of financial
            condition and results of operations             ... ...8


PART II.    Other Information                               ..... 12

                     PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS
                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                             (IN THOUSANDS)


                                          March 31           June 30
                                    -------------------      -------
ASSETS                                1998         1997        1997
                                    -------      -------     --------
                                        (Unaudited)
Current assets:

 Cash and cash equivalents          $ 2,379      $ 2,027     $ 4,118

 Accounts receivable, net            11,071       13,729      11,784

 Inventories:
   Raw materials                        989        1,722       1,294
   Work in process                    6,750        6,163       5,933
   Finished goods                     3,049        3,811       3,873
                                    -------      -------     -------
     Total inventories               10,787       11,696      11,100

 Other current assets                 1,865        1,638       1,371
                                    -------      -------     -------
   Total current assets              26,102       29,090      28,373
                                    -------      -------     -------
Property, plant & equipment, net     19,725       21,267      21,188

Other assets                            153           63         135
                                    -------      -------     -------

   Total assets                     $45,980      $50,420     $49,696
                                    =======      =======     =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                             March 31        June 30
LIABILITIES AND SHAREHOLDERS' EQUITY     1998        1997      1997
                                           (Unaudited)
Current liabilities:

 Current installments of long-term debt $  367   $     752  $    386
 Accounts payable                        5,047       4,005     4,265
 Accrued expenses                        4,707       5,167     5,560
 Income taxes                               38       1,029     1,581
                                       -------     -------   -------
   Total current liabilities            10,159      10,953    11,792
                                       -------     -------   -------
Long-term debt, excluding current
 installments                            8,720       8,030     5,926

Deferred income taxes                      822         980       838
                                       -------     -------   -------
   Total liabilities                    19,701      19,963    18,556
                                       -------     -------   -------
Shareholders' equity:
 Common shares without par value
  Authorized shares:  15,000,000;
  issued shares:  6,851,250             20,996      20,950    20,950
 Retained earnings                      17,198      20,560    21,290
 Equity adjustment from foreign
  currency translation                   1,195       2,130     2,073
 Employee stock purchase plan loans
  and deferred compensation               (114)       (187)     (177)
 Less 1,959,485 treasury shares        (12,996)    (12,996)  (12,996)
                                       -------     -------   -------
   Total shareholders' equity           26,279      30,457    31,140
                                       -------     -------   -------
   Total liabilities and shareholders'
    equity                             $45,980     $50,420   $49,696
                                       =======     =======   =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     Three Months Ended  Nine Months
Ended
                                          March 31           March 31

                                     ------------------  ----------------
--
                                       1998      1997      1998     1997
                                     --------  --------  -------- -------
-
                                         (Unaudited)        (Unaudited)
Net sales                            $19,658   $21,651   $57,777  $62,874
Cost of sales                         16,729    16,474    47,938   48,722
                                     -------   -------   -------  -------
 Gross profit                          2,929     5,177     9,839   14,152

Selling, general and administrative
  expenses                             3,801     3,786   11,001    11,464
Restructuring and unusual charges      3,093        --     3,093     --
                                     -------   -------   -------  -------
 Operating income (loss)              (3,965)    1,391    (4,255)   2,688
                                     -------   -------   -------  -------
Other income (expense):
 Interest income                          13        53        64       95
 Interest expense                       (161)     (164)     (430)
(538)
 Royalty income                           --         5         2       55
 Currency gain (loss)                    (98)      133       (10)     308
                                     -------   -------   -------  -------
                                        (246)       27      (374)    (80)
                                     -------   -------   -------  -------
Income (loss) before income taxes     (4,211)    1,418    (4,629)   2,608
Income taxes                            (923)      479      (977)   1,129
                                     -------   -------   -------  -------
Net income (loss)                    $(3,288)  $   939   $(3,652) $ 1,479
                                     =======   =======   =======  =======

Per share data:
Basic net income (loss) per common
   share                             $  (.67)  $   .19  $   (.75) $   .30
                                     =======   =======   =======  =======

Weighted average number of
 common shares outstanding             4,892     4,892     4,892    4,892
                                     =======   =======   =======  =======

Diluted net income (loss) per common
  share                              $  (.67)  $   .19  $  (.75)  $   .30
                                     =======   =======   =======  =======

Adjusted weighted average number of
  common shares, assuming dilution     4,892     4,903     4,892    4,906
                                     =======   =======   =======  =======

Dividends per common share           $   .03   $   .03   $   .09  $   .09
                                     =======   =======   =======  =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (IN THOUSANDS)

                                                   Nine Months Ended
                                                        March 31
                                                 -------------------
                                                   1998        1997
                                                 --------    --------
                                                     (Unaudited)
Cash flows from operating activities:
  Net income (loss)                              $(3,652)    $ 1,479
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                  4,002       3,989
    Disposal of capital assets                       110          (8)
    Restructuring and unusual charges              3,093
  Change in assets and liabilities:
    Receivables                                      713      (3,296)
    Inventories                                      313       1,750
    Other assets                                    (509)         47
    Accounts payable and accrued expenses           (423)     (1,077)
    Income taxes                                  (1,562)        762
                                                 -------     -------
      Net cash provided by operating activities    2,085       3,640
                                                 -------     -------

Cash flows from investing activities:
  Capital expenditures                             (6,009)   (2,325)
  Proceeds from the sale of capital assets             --       146
                                                  -------   -------
      Net cash used in investing activities        (6,009)   (2,173)
                                                  -------   -------

Cash flows from financing activities:
  Repayments of short-term bank borrowings             --      (300)
  Proceeds from long-term debt                      3,250        --
  Repayments of long-term debt                       (317)     (749)
  Cash dividends paid                                (440)     (440)
  Repayments of employee stock purchase plan loans               53
119
  Proceeds from sale of treasury shares                14        --
  Stock options exercised                              32        --
                                                  -------   -------
      Net cash provided by (used in) financing
      activities                                    2,592    (1,370)
                                                  -------   -------

Effect of exchange rate changes on cash              (407)     (438)
                                                  -------   -------
  Decrease in cash and cash equivalents             1,739      (341)
  Cash and cash equivalents at beginning of
  period                                            4,118     2,368
                                                  -------   -------
      Cash and cash equivalents at end of period  $  2,379  $ 2,027
                                                  ========  =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               MARCH 31, 1998 AND 1997, AND JUNE 30, 1997



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and recurring) to present fairly the financial position of the Company and its subsidiaries, results of operations, and cash flows in conformity with generally accepted accounting principles. The results of operations for the interim period are not necessarily an indication of results to be expected for the entire year.

2. In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company adopted this new standard in fiscal 1998. This statement changed the required methods used to calculate earnings per share data. The adoption of this standard does not have a material impact on these consolidated financial statements.

3. Reference is directed to the Company's consolidated financial statements (Form 10-K), including references to the Annual Report, for the year ended June 30, 1997 and management's discussion and analysis included in Part I, Item 2 in this report.

4. In March 1998, the Company recorded restructuring and unusual charges of $3,093,000, before taxes. This is presented separately as a component of operating income (loss) in the consolidated statements of operations. These charges include $1,184,000 of restructuring expenses related to the reorganization of the sales organization in Europe,
   manufacturing  operations  in  North  America  and  Europe   and   the
   discontinuation of several product lines. Unusual charges of $1,909,000 relate to a reduction in the carrying value of various assembly equipment, mold tools, dies and related inventory. A major portion of this reduction relates to the Company's decision to phase out certain
   products   where  increased  offshore  competition  has  resulted   in
   unacceptable profit margins. In addition, the Company has reduced the carrying value of other assets due to present market demand and profitability of these products.

                     PART I.  FINANCIAL INFORMATION

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
Net sales for the quarter ended March 31, 1998 were $19,658,000, a 9 percent or $1,993,000 reduction, compared to sales of $21,651,000 in the same period a year ago. Customer sales in the United States were $13,442,000 compared to $13,648,000 in the same quarter a year ago and reflect an increase in the sales of newer PC board and backpanel-type connectors used in high speed routers, workstations, high-end servers and other communication and networking components. The Company experienced lower sales in older, more mature, stamped and screw machine sockets and connectors. The lower sales in the quarter also reflect a $1,118,000 or
20 percent decline in customer sales in Europe, measured in U. S. dollars, but only $164,000 or 3 percent lower when measured in local currencies such as the pound sterling, Swiss franc and German mark. Customer sales in Asia were $669,000 or 29 percent lower than the same quarter a year ago. This decline in customer sales reflects a reduction in the sales of several types of connectors and cable assemblies as compared to a strong quarter in the previous year. Sales have increased in the region on a year-to-date basis, and the Company expects to improve sales even further in this region with the introduction of small outline memory module connectors currently in development. The economic conditions in the region, and the instability of the Malaysian ringgit and other Southeast Asian currencies did not materially impact the Company's sales in the quarter.

Net sales for the nine months ended March 31, 1998 were $57,777,000, down 8 percent from sales of $62,874,000 for the same period a year ago. Customer sales were $515,000 or 10 percent higher in Asia, but these increases were offset by lower customer sales in the United States and Europe. Higher sales in Asia were due primarily to higher connector and cable assembly sales in Southeast Asia and Japan. Year-to-date customer sales in the United States decreased 8 percent or $3,442,000 compared to the prior year, due primarily to lower sales of high-density sockets and older styles of back panel connectors. European sales were 13 percent, or $2,170,000, lower than the prior period when measured in U. S. dollars. Sales actually increased $1,067,000 or 6 percent when they are measured in local currencies. These higher sales reflect greater market penetration in the United Kingdom and Scandinavia related to the introduction of new designs of smart card reader and PCMCIA type connectors in electronic memory applications demanded by major communication and satellite broadcasting companies.

Comparative sales by geographic territory for the respective periods follows:

                                  Three Months Ended   Nine Months Ended
        ($000 omitted)                  March 31           March 31
                                  -------------------- ------------------
                                      (Unaudited)          (Unaudited)
                                     1998       1997     1998    1997
                                  --------   --------  ------- -------
        United States:
          Domestic                $12,929    $13,124   $36,365 $39,211
          Export:
            Europe                     20         18        78      49
            Asia                       --          8         7     192
            Rest of world             493        498     1,206   1,646
                                  -------    -------   ------- -------
            Total export sales        513        524     1,291   1,887
                                  -------    -------   ------- -------
            Total sales to
              customers            13,442    13,648     37,656  41,098
          Intercompany              1,776      2,345     6,114   6,386
                                  -------    -------   ------- -------
            Total United States    15,218     15,993    43,770  47,484
                                  -------    -------   ------- -------
        Europe:
          Domestic                  4,543      5,661    14,495  16,243
          Export to Asia               --         --        --     422
                                  -------    -------   ------- -------
            Total sales to
              customers             4,543      5,661    14,495  16,665
          Intercompany                927      1,188     3,179   3,036
                                  -------    -------   ------- -------
            Total Europe            5,470      6,849    17,674  19,701
                                  -------    -------   ------- -------
        Asia:
          Domestic                  1,673      2,342     5,626   5,016
          Export to Europe             --         --        --      95
                                  -------    -------   ------- -------
            Total sales to
              customers             1,673      2,342     5,626   5,111
          Intercompany              1,285        555     2,988   2,174
                                  -------    -------   ------- -------
            Total Asia              2,958      2,897     8,614   7,285
                                  -------    -------   ------- -------

        Eliminations               (3,988)    (4,088)  (12,281> (11,596)
                                  -------    -------   ------- -------
        Consolidated              $19,658    $21,651   $57,777 $62,874
                                  =======    =======   ======= =======

Incoming customer orders for the quarter ended March 31, 1998 were $18.7 million, compared to orders of $21.7 million in the same quarter a year ago. Customer orders for the nine months ended March 31, 1998 were $56.7 million compared to $63.0 million in the prior year, a decrease of $6.3 million or 10 percent. The Company's backlog of unshipped orders at March 31, 1998 was $13.5 million compared to $16.1 million a year ago.

The gross profit in the quarter amounted to $2,929,000 or 15 percent of net sales, compared to $5,177,000 or 23.9 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development. Engineering charges amounted to $1,047,000 or
5.3  percent of net sales in the current quarter compared to $892,000  or
4.1 percent of net sales in the prior year, and reflect a 17 percent increase in spending as the Company increased its investment in the development of new and improved product offerings.

Gross profits for the nine months ended March 31, 1998 amounted to $9,839,000 or 17 percent of net sales, compared to $14,152,000 or 22.5 percent of net sales in the prior year. Engineering expenses for the nine months ended March 31, 1998 increased by 20 percent, to $2,918,000 or 5.1 percent of net sales compared to $2,427,000 or 3.8 percent of net sales in the prior year.

The Company recorded $3,093,000 of restructuring and unusual charges in the quarter. These charges include $1,184,000 of restructuring expenses related to the reorganization of the sales organization in Europe, manufacturing operations in North America and Europe, and the discontinuation of several product lines. The Company has restructured its operations in the United States and Europe to better meet the changing market place and to take advantage of it's present and future market position. Approximately $232,000 of these charges relate to the cost of workforce reductions implemented to reduce the Company's cost structure and enable it to meet changes in the market place. The remaining $952,000 reflects the cost of disposal and the reduction in the carrying value of assets affected by this restructuring. In addition, unusual charges of $1,909,000 relating to a reduction in the carrying value of various assembly equipment, mold tools, dies and related inventory were taken in the quarter. These costs result from the evaluation of the Company's ability to recover asset costs given existing market conditions. A major portion of these reductions relate to the Company's decision to phase out certain products where increased offshore competition has resulted in unacceptable profit margins. In addition, the Company has reduced the carrying value of other assets due to present market demand and profitability of these products.

Selling, general and administrative expenses (SG&A) in the quarter were $3,801,000 compared to expenses of $3,786,000 in the prior year. These expenses will decline in the future due to the consolidation and reorganization of several sales offices in Europe. Additional unusual and restructuring charges may be forthcoming in the following quarters as management continues to evaluate this organization. SG&A expenses were $11,001,000 for the nine months ended March 31, 1998, a decrease of $463,000 or 4 percent compared to expenses of $11,464,000 in the prior year.

The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates. An income tax benefit has been accrued for losses generated in the United States, but no tax benefit has been recognized on the pretax losses incurred in Belgium, Scotland and Switzerland. The Company maintains a valuation allowance for tax benefits of prior period net operating losses in various tax jurisdictions. At such time as management is able to project the probable utilization of all or part of these net operating loss carryforward provisions, the valuation allowances for these deferred tax assets will be reversed.

The net loss in the quarter ended March 31, 1998 amounted to $3,288,000 or 67 cents per share, including restructuring and unusual charges of $2,306,000 (after income taxes) or 47 cents per share, compared to a net income of $939,000 or 19 cents per share a year ago. The net loss for the nine months ended March 31, 1998 amounted to $3,652,000 or 75 cents per share including $2,306,000 (after income taxes) of restructuring and unusual charges, compared to a net income of $1,479,000 or 30 cents per share a year ago. Operations in the United States, Europe and Asia incurred net losses, after restructuring and unusual charges, in the quarter of $1,821,000, $1,283,000, and $184,000 respectively. Year-to-
date net losses totaled $2,116,000 in the United States, $1,395,000 in Europe and $141,000 in Asia.

The recent currency crisis in Asia had minimal impact on the Company's operating results in the first nine months of the year. While the operating results in Japan were unfavorably impacted by the strengthening of the U. S. dollar against the Japanese yen, operating results in Southeast Asia were affected favorably since most of the
Company's sales to customers in Southeast Asia are transacted in U. S. dollars. These sales were not significantly affected by the currency crisis. Cost of sales and operating expenses in Southeast Asia were lower in the period due primarily to the devaluation of the Malaysian ringgit and the Singapore dollar, compared to the U. S. dollar.


MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------
Net working capital at March 31, 1998 amounted to $15.9 million compared to $18.1 million at March 31, 1997 and $16.6 million at June 30, 1997. The current ratio was 2.6 to 1 compared to 2.7 to 1 in the prior year. The Company's existing long-term credit agreement currently provides up to $8.0 million in revolving credit loans. Long-term borrowings under this facility were $7.3 million as of March 31, 1998. This line of credit is unsecured, but the agreement includes various operating and financial covenants. Although the Company was not in compliance with certain technical covenants as of March 31, 1998, largely due to the restructuring and unusual charges recorded in the quarter, it has obtained a waiver. Long-term debt, excluding current installments, amounted to $8.7 million, or 33 percent of shareholders' equity at March 31, 1998, compared to $8.0 million or 26 percent of shareholders' equity at March 31, 1997. The Company believes working capital and capital expenditure requirements can be met from cash provided by operating activities, cash balances and borrowings available under the existing credit facility.

DIVIDEND ACTION
---------------
On April 23, 1998, the Board of Directors declared a regular quarterly dividend of 3 cents per share, payable May 22, 1998, to shareholders of record May 8, 1998.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR
-----------------------------------------------------
In addition to statements of historical fact, this quarterly report contains forward-looking statements which are inherently subject to change, based on known and unknown risks, including but not limited to changes in the market and industry. Please refer to documents filed with the Securities and Exchange Commission for additional information on factors that could materially affect the Company's financial results.

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

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  See Index to Exhibits.

               (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Robinson Nugent, Inc.
                                   --------------------------------------
---
                                                (Registrant)


Date   May 14, 1998                /s/ Larry W. Burke
     --------------------          -----------------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer



Date   May 14, 1998                /s/ Robert L. Knabel
     --------------------          ------------------------------------
                                   Robert L. Knabel
                                   Vice President, Treasurer and Chief
                                    Financial Officer

                                FORM 10-Q

                            INDEX TO EXHIBITS



Number of                                               Sequential
   Item                                                 Numbering
Assigned in                                               System
Regulation S-K                                         Page Number
   Item 601            Description of Exhibit           of Exhibit
---------------       --------------------------------   --------
    (2)            Not applicable.

    (4)      4.1   Specimen certificate for Common Shares,
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