Form 10-K
period 1998-06-30
ROBINSON NUGENT INC
filed 1998-10-15
CIK 276747

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                     FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________________ to ____________________

Commission file number 0-9010

                                ROBINSON NUGENT, INC.
                                ---------------------
               (Exact name of registrant as specified in its charter)

           Indiana                                            35-0957603
           -------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
 organization or incorporation)                         Identification Number)

800 East Eighth Street, New Albany, Indiana                   47151-1208
-------------------------------------------                   ----------
 (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:  (812) 945-0211

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

Yes   X    No
    -----      --------

     The aggregate market value of Common Shares held by nonaffiliates of the registrant, based on the closing price of the Common Shares as of September 15, 1998, was approximately $19,000,000.

     As of September 15, 1998, the registrant had outstanding 4,891,765 Common Shares, without par value.

                        DOCUMENTS INCORPORATED BY REFERENCE:


                                                 PARTS OF FORM 10-K INTO WHICH
          IDENTITY OF DOCUMENT                     DOCUMENT IS INCORPORATED

1998 Annual Report to Shareholders                      Parts I and II

Definitive Proxy Statement with respect to             Parts II and III
the 1998 Annual Meeting of Shareholders

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

     Major markets are the United States, Europe, Japan, and the Southeast Asian countries including Singapore and Malaysia. Manufacturing facilities are located in New Albany, Indiana; Dallas, Texas; Kings Mountain, North Carolina; Fremont, California; Reynosa, Mexico; Delemont, Switzerland; Sungai Petani, Malaysia; Inchinnan, Scotland; and Hamont-Achel, Belgium.

     Corporate headquarters are located in New Albany, Indiana, which also is the site for the Company's corporate engineering, research and development, preproduction and testing of new products. International headquarters are located in s-Hertogenbosch, Netherlands; Singapore; and Tokyo, Japan.

RECENT DEVELOPMENTS

     In fiscal 1998, management approved plans to move the Company's cable assembly facility in Kings Mountain, North Carolina to Reynosa, Mexico; reorganize the sales, management and manufacturing organizations in Europe and North America; and discontinue several product lines. These actions resulted in restructuring charges of approximately $3.1 million, which were recorded in 1998. These costs include a liability related to the existing lease on the Kings Mountain facility, which expires in July 2012, and severance costs related to the plant closure. Most of the cost to relocate these operations to Reynosa will be expensed in fiscal 1999. The Company began manufacturing cable assemblies in the new, leased facility in Reynosa in September 1998. The move of the Company's cable assembly operations to Reynosa, and the closure of the Kings Mountain operations are expected to reduce future manufacturing costs.

     In addition to the restructuring costs related to the move of cable assembly operations in 1998, management also approved and implemented plans related to the reorganization of the European sales and manufacturing organizations, as well as the connector manufacturing operations in North America. The sales office facilities in France, Italy and Spain have been closed, and the European customer service operation has been consolidated into the Company's European headquarters, located in the Netherlands. The restructuring of the European and North American connector operations have resulted in workforce reductions, including factory and management personnel, of approximately 15%.

PRODUCTS

     The Company produces a broad range of sockets that accommodate a variety of integrated circuit package styles. Sockets are offered for dual-in-line package (DIP) and pin grid array (PGA) devices, as well as plastic leaded and leadless chip carriers (PLCC).

     Sockets are used in a wide variety of applications within electronic equipment, but are primarily used to interface integrated circuits, such as microprocessors and memory devices, to an electronic printed circuit board
(PCB). In many applications, semiconductor devices have been subject to replacement, which encouraged the use of a socket rather than soldering the device directly to the printed circuit board. But, due to the improved reliability of semiconductor technology, more and more semiconductor chips are being soldered directly to PCB's. This trend will continue to reduce the worldwide demand for sockets.

     Dual in-line memory module (DIMM) sockets were introduced in fiscal 1992 and were designed to interconnect dual in-line memory modules with electronic printed circuit boards. During 1996, the industry acceptance of this technology resulted in a migration of DIMM products from being customer specific design components, to become a standardized component. The enlarged worldwide market volume has resulted in increased competition and rapid price erosion. The Company introduced a lower cost version of this DIMM product line in an attempt to be more competitive at the lower market prices. During 1998, the Company decided to phase out certain models of the low-cost version of this product line because increased offshore competition had resulted in unacceptable profit margins.

     In addition to DIMM sockets, the Company offers several other products that interconnect memory devices to electronic printed circuit boards. These include small outline dual in-line memory module sockets (SO-DIMM) and PCMCIA memory card headers, sockets and type III PC card kits.

     The Company provides a broad range of electronic connectors, such as insulation displacement flat cable connectors (IDC), used in cable-to-cable and cable-to-board applications. The use of insulation displacement connectors in electronic hardware increases productivity by eliminating the labor involved in stripping insulation from wires prior to attachment to the leads. This technology permits the automated manufacturing of cable assemblies. The range of connectors also includes several product styles that provide for board-to-board or board-stacking (parallel-mounting) applications.

     The Company offers several product families in the two-piece style of connectors. These connectors are used to connect printed circuit boards which are positioned either at right angles, in-line, or parallel stacked at close intervals. The products offered include .025 inch square post connectors and receptacle sockets; DIN series connectors; high-density, high-pin-count connectors (HDC); half-pitch, high-density (RN PAK-50-Registered Trademark-) connectors; and a higher pin count 2-millimeter-spaced connector (METPAK-Registered Trademark-2) used in backplane applications. In addition, a line of high density .8mm (RN PAK 8-TM-) and .5mm (RN PAK 5-TM-) board stacking interconnects are offered by the Company to address the growing demand for miniaturized connectors in the portable computer and communication equipment markets.

     The DIN series of connectors has many variations in connecting configurations and pin count. The product is based on a European standard, but has gained wide acceptance in the U.S. and other markets worldwide. While there are a large number of producers of DIN connectors in Europe, the Company is one of a limited number of manufacturers producing the product in the U.S.

     The high-pin-count, high-density connector (HDC) includes pin counts ranging from 60 to 492 in a three- and four-row configuration. This connector family, along with DIN connectors, is widely used on backplane applications and frequently requires the terminals to be press-fit to the backplane. This is accomplished by forming a compliant section in the tails of the connector contacts that, when pressed into a plated through-hole on a backplane, forms a reliable gas-tight connection. The Company has become recognized as a leader in press-fit backplane connectors and has focused marketing efforts in promoting its products for this type of application.

     The Company's half-pitch (PAK-50) connector family has been accepted as one of the industry's most reliable .050 inch spaced connectors. The contact design and compact shape has gained wide acceptance in applications, such as small form factor computers that require connectors that are highly reliable yet consume little space.

     The METPAK-Registered Trademark-2 series of connectors includes four and five row versions of both standard and inverse configurations. The METPAK-Registered Trademark-2 is an industry standard connector style used in board-to-board and board-to-back plane applications and over time will displace some of the more mature product types such as the DIN series and HDC connectors. This product line has wide acceptance in new designs, primarily in the computer workstation, communication and networking markets. The inverse METPAK-Registered Trademark-2 is a Company patented design which has gained acceptance in mid-range computer, networking and communications equipment.

PAK-5-TM- and PAK-8-TM- represent the newest high density, surface mount, fine pitch board-to-board interconnect systems offered by the Company. As electronic systems continue to downsize and the need for higher pin counts continues to increase, electronic interconnect manufacturers are forced to shrink connector geometry. The PAK-5-TM- series is available with a "floating" contact, accommodating potential torsional and positional discrepancies incurred with tolerance build up when stacking connectors. The PAK-8-TM- series utilizes a hermaphroditic two-point contact construction that maximizes contact wiping action, minimizes contact resistance and insures a highly reliable contact interface. This connector series is available in sizes ranging from 16 position to 100 position product and in stacking heights ranging from 3mm to 11.5mm. These interconnects offer system designers the board-to-board stacking solutions required for today's miniaturized electronic system designs.

     Technology continues to move the industry to an ever-increasing number of circuits per socket or connector to meet the increasing complexity, capacity and processing speed of electronic and semiconductor devices. This trend has caused increased demand for all types of high-density connector products. The Company is focusing its new product development in socket and connector products that meet these technology trends.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company's worldwide engineering efforts are directed toward the development of new products to meet customer needs, the improvement of manufacturing processes and the adaptation of new materials to all products. New products include new creations as well as the design of derivative products to meet both the needs of the general market and customer proprietary custom designs. Engineering development covers new or improved manufacturing processes, assembly and inspection equipment, and the adaptation of new plastics and metals to all products. In recent years, the Company's products have become more sophisticated and complex in response to developments in semiconductors and their applications. The Company has the engineering capability to analyze customer designed, high-speed applications and to design connectors that reduce electrical interference that can result from very high processing speeds of newer and more powerful microprocessors.

     The Company's expenditures for research, development and engineering were approximately $4.0 million in 1998, $3.4 million in 1997, and $3.7 million in 1996.

     Consistent with industry direction, the Company is active in improving manufacturing processes through automation and also designs and builds its proprietary assembly equipment. The Company continues to apply advanced technologies, such as laser and video devices, to automatically inspect products during the assembly process. All new assembly machines are direct microcomputer-controlled, which provides greater flexibility in the manufacturing process. The Company continues to incorporate the latest technology in its high-speed precision stamping and electroplating processes, and has replaced older injection molding machines and material handling equipment with new machines and equipment that will improve the productivity of these operations.

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

     Sales outside the United States accounted for 36 percent of total sales in 1998, 38 percent in 1997 and 36 percent in 1996. The Company believes that the development of global markets is essential to support its customer base. This was particularly the case in Asia, where until recently the market was considered the fastest growing in the world. It is still currently considered the second largest market for electronics and connector products. The Company does not believe that its international business presents any unusual risks. The recent currency crisis in Asia had an impact on the company's operating results in the year. While sales in Japan were unfavorably impacted by the strengthening of the U.S. dollar against the Japanese yen, operating results in Southeast Asia were affected favorably due to the fact that most of the Company's sales to customers in Southeast Asia are transacted in U.S. dollars. These sales were not significantly affected by the currency crisis. Cost of sales and operating expenses in Southeast Asia were lower in the period due primarily to the devaluation of the Malaysian ringgit and the Singapore dollar, compared to the U.S. dollar. The following table sets forth the percentage of Company sales by major geographical location for the periods shown:

                                       YEARS ENDED JUNE 30
                               ----------------------------------
                               1998           1997           1996
                               ----------------------------------

          United States          64%            62%            64%
          Europe                 25             26             24
          Asia                    9             10             10
          Other                   2              2              2
                               ----           ----            ---
                                100%           100%           100%
                               ----           ----            ---
                               ----           ----            ---


     No sales to a single customer exceeded 10% of total net sales in 1998, 1997 or 1996.

     Other financial data relating to domestic and foreign operations are included in Note (16), Business Segment and Foreign Sales, of Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of the Results of Operations and Financial Condition, included herein or incorporated by reference as a part of this Report.

     Principal markets in North America, Europe, and Asia are served by the Company's direct sales force and a network of distributors serving the electronics industry. The Company has U.S. regional offices located in the San Francisco, California and Chicago, Illinois metropolitan areas. Other Company sales offices are located in Japan, Singapore, England, Germany, Sweden, and Netherlands. These offices service customers to whom the Company sells directly, provide coordination between the plants and customers, and technical training and assistance to distributors and manufacturers' representatives in their respective territories. Additional marketing expertise is provided by the product marketing specialists located in New Albany, Indiana; Kings Mountain, North Carolina; Kent, England; Singapore; and s.Hertogenbosch, Netherlands.

     The Company engages independent manufacturers' representative firms in the United States, Canada and several European and Far East countries. These firms are granted exclusive territories and agree not to carry competing products. These firms are paid on a commission basis on sales made to original equipment manufacturers and to distributors. All representative relationships are subject to termination by either party on short notice.

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

BACKLOG

     The Company's backlog was approximately $10.2 million at June 30, 1998, $14.5 million at June 30, 1997, and $15.9 million at June 30, 1996. These amounts represent orders with firm shipment dates acceptable to the customers. The Company does not manufacture pursuant to long-term contracts, and purchase orders are generally cancelable subject to payment by the customer for charges incurred up to the date of cancellation. With just-in-time delivery objectives, customers have reduced order quantities, but are placing orders more frequently and expecting shorter lead times from point of order to point of shipment.

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

RAW MATERIALS AND SUPPLIES

     The Company utilizes copper alloys, precious metals, and plastics in the manufacture of its products. Although some raw materials are available from only a few suppliers, the Company believes it has adequate sources of supply for its raw material and component requirements. Raw material prices did not increase or decrease materially during fiscal year 1998.

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

HUMAN RESOURCES

     As of June 30, 1998, the Company had approximately 674 full-time employees; 370 in the United States, 177 in Europe and 127 in Asia and Japan.

PATENTS AND TRADEMARKS

     Management believes that success in the electronic connector industry is dependent upon engineering and production skills and marketing ability; however, there is a trend in the industry toward more patent consideration and protection of proprietary designs and knowledge. The Company has pursued patent applications frequently. The Company reviews each new product design for possible patent application. The Company has been granted several patents over the past three years and is presently awaiting acceptance on other pending applications. The Company has obtained registration of its trade and service marks in the United States and in major foreign markets.

ENVIRONMENT

     The Company's manufacturing facilities are subject to several laws and regulations designed to protect the environment. In the opinion of management, the Company is complying with those laws and regulations in all material respects and compliance has not had and is not expected to have a material effect upon its operations or competitive position.

EXECUTIVE OFFICERS OF THE COMPANY

     The current executive officers of the Company are:

                                                      SERVED IN PRESENT
       NAME              AGE      POSITIONS HELD        CAPACITY SINCE
------------------       ---      --------------      -----------------
Larry W. Burke            58      President & Chief               1990
                                  Executive Officer

Robert L. Knabel          40      Vice President,         January 1997
                                  Treasurer & Chief
                                  Financial Officer


W. Michael Coutu          47      Vice President of               1992
                                  Information Technology

Robert A. Rankin          37      Executive Director of           1998
                                  Global Purchasing


     The Bylaws of the Company provide that the officers are to be elected at each Annual Meeting of the Board of Directors. Under the Indiana Business Corporation Law, officers may be removed by the Board of Directors at any time, with or without cause. Mr. David W. Pheteplace, Vice President and General Manager, North American Business Division, resigned as of April 1998.

ITEM 2.   PROPERTIES

     The Company owns a 36,000-square-foot building used for its executive offices, engineering department, quality assurance and administrative operations, and an adjacent 83,000-square-foot manufacturing facility located on approximately four acres in New Albany, Indiana. A limited amount of manufacturing operations are performed there. Most of the connector finished goods inventory is held at the New Albany site. A portion of the New Albany manufacturing facility is utilized by the Company's engineering, research and preproduction development groups. In addition, the New Albany facility is instrumental in training plant personnel on new equipment prior to release to the manufacturing facilities in Dallas, Europe and Malaysia.

     The Company owns a 60,000-square-foot manufacturing facility located on approximately five acres in Dallas, Texas; a manufacturing and engineering facility with approximately 14,000 square feet in Hamont-Achel, Belgium; a manufacturing facility with approximately 21,000 square feet in Sungai Petani, Malaysia; and utilizes a facility with approximately 50,000 square feet in Inchinnan, Scotland under long-term leases.

     The Company also owns a 50,000 square foot manufacturing facility located on approximately two acres in Delemont, Switzerland. In June 1997, management approved a plan to move all of its plating and component assembly operations from its plant in Delemont to its facility in Inchinnan, and to sell the facility in Delemont.

     The Company's Cablelink operations are currently located in leased facilities of approximately 40,000 square feet in Kings Mountain, North Carolina and approximately 10,000 square feet in Fremont, California. In June, 1998, a new manufacturing facility with approximately 44,000 square feet was acquired under a long-term lease arrangement in Reynosa, Mexico. Management began cable assembly operations in Reynosa in September 1998. All operations in Kings Mountain, North Carolina are expected to terminate by December 1998. The Company is currently obligated under a long-term lease on the Kings Mountain facility through July 2012. Management intends to sublet this facility to minimize the financial impact of this obligation.

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

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information included under the caption "Price Range and Dividend Information" of the Company's 1998 Annual Report to Shareholders (the "1998 Report") is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information contained in the columns "1994-1998" in the table under the caption "Ten-Year Financial Summary" of the 1998 Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

     The information contained under the caption "Management's Discussion and Analysis of the Results of Operations and Financial Condition" of the 1998 Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information contained in the "Consolidated Financial Statements of the Company and Notes thereto" and the report of independent accountants in the 1998 Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 25, 1997, Robinson Nugent, Inc. (the "Company") advised Coopers & Lybrand L.L.P. ("Coopers") that the Company was discontinuing Coopers' services as the Company's independent accountants at the completion of Coopers' report for the year ending June 30, 1997. The Company engaged Deloitte & Touche LLP ("Deloitte") as the Company's independent accountants for the year ended June 30, 1998. The decision to discontinue the services of Coopers and to engage Deloitte was recommended by the Audit Committee and approved by the Board of Directors.

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

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information included under the captions "Nominees," "Business Experience of Directors," "Family Relationships," and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive 1998 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information included under the captions "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Report of the Compensation and Stock Option Committees," and "Stock Performance Graph" in the Company's definitive 1998 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the captions "Beneficial Ownership of Common Shares" and "Nominees" in the Company's definitive 1998 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the caption "Certain Transactions" in the Company's definitive 1998 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS A PART OF THIS REPORT.

          (1)   FINANCIAL STATEMENTS

                Reports of Independent Accountants

                Consolidated Balance Sheets as of June 30, 1998, 1997, and 1996

                Consolidated Statements of Operations for the years ended June 30, 1998, 1997, and 1996

                Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998, 1997, and 1996

                Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997, and 1996

                Notes to Consolidated Financial Statements

          (2)   FINANCIAL STATEMENT SCHEDULE

                Schedule for the years ended June 30, 1998, 1997, and 1996:

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

           4.4  Amendment No. 2 to Rights Agreement dated
                June 11, 1992. (Incorporated by reference to Exhibit 4.4 to Form 8-K Current Report dated July 6, 1992.)

          4.5   Amendment No. 3 to Rights Agreement dated
                February 11, 1998 (Incorporated by reference to Exhibit 4.5 to Form 10-Q Report for the period ended December 31, 1998.)

          10.1  Robinson Nugent, Inc. 1983 Tax-Qualified             *
                Incentive Stock Option Plan.
                (Incorporated by reference to Exhibit
                10.1 to Form 10-K Report for year ended
                June 30, 1983.)

          10.2  Robinson Nugent, Inc. 1983 Non Tax-                  *
                Qualified Incentive Stock Option Plan.
                (Incorporated by reference to Exhibit
                10.2 to Form 10-K Report for year ended
                June 30, 1983.)

          10.3  1993 Robinson Nugent, Inc. Employee and              *
                Non-Employee Director Stock Option Plan.
                (Incorporated by reference to Exhibit 19.1 to Form 10-K Report for the year ended
                June 30, 1993.)

          10.4  Summary of The Robinson Nugent, Inc.                 *
                Employee Stock Purchase Plan.
                (Incorporated by reference to Exhibit 19.2 to Form 10-K Report for the year ended
                June 30, 1993.)

          10.5  Deferred compensation agreement dated                *
                May 10, 1990 between Robinson Nugent,
                Inc. and Larry W. Burke, President and
                Chief Executive Officer.
                (Incorporated by reference to Exhibit
                19.1 to Form 10-K Report for year ended
                June 30, 1990.)

          10.6  Rabbi Trust Agreement dated July 1, 1996             *
                between Robinson Nugent, Inc. and Dean
                Witter Trust Company, related to the
                deferred compensation agreement between
                Robinson Nugent, Inc. and Larry W. Burke,
                President and Chief Executive Officer.
                (Incorporated by reference to Exhibit 10.6 to Form 10-K Report for year ended June 30, 1997.)

          10.7  Amendment of the 1993 Robinson Nugent, Inc.          *
                Employee and Non-Employee Director Stock
                Option Plan.

          10.8  Summary of Robinson Nugent, Inc. Bonus               *
                Plan for the fiscal year ending June 30, 1999.

          13.0  1998 Annual Report to Shareholders of
                Robinson Nugent, Inc.

          16.0  No exhibit.

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

                Robinson Nugent (Europe) B.V.                Netherlands

                Robinson Nugent (Belgium) B.V.B.A.           Belgium

                Robinson Nugent (Asia Pacific) Pte. Ltd.     Singapore

                Robinson Nugent Nordic, filial               Sweden
                till Robinson Nugent (Europe) B.V.
                The Netherlands

                Robinson Nugent S. de R.L. de C.V.           Mexico

          23.1  Consent of Deloitte & Touche LLP
                Independent Auditors

          23.2  Consent of PricewaterhouseCoopers LLP
                Independent Accountants

          27.0  Financial Data Schedule.

          *     Management contracts or compensatory plans


     (b)  REPORTS ON FORM 8-K

          No exhibit.

                                     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROBINSON NUGENT, INC.



Date:      10/15/98                    By: /s/ Larry W. Burke
      ------------------               -----------------------------------
                                       Larry W. Burke, President and Chief
                                       Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:      10/15/98                    By: /s/ Samuel C. Robinson
      ------------------               -----------------------------------
                                       Samuel C. Robinson, Director



Date:      10/15/98                    By: /s/ Larry W. Burke
      ------------------               -----------------------------------
                                       Larry W. Burke, Director,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:      10/15/98                    By: /s/ Patrick C. Duffy
      ------------------               -----------------------------------
                                       Patrick C. Duffy, Director



Date:      10/15/98                    By: /s/ Richard L. Mattox
      ------------------               -----------------------------------
                                       Richard L. Mattox, Director



Date:      10/15/98                    By: /s/ Jerrol Z. Miles
      ------------------               -----------------------------------
                                       Jerrol Z. Miles, Director


Date:      10/15/98                    By: /s/ James W. Robinson
      ------------------               -----------------------------------
                                       James W. Robinson, Director

Date:      10/15/98                    By: /s/ Richard W. Strain
      ------------------               -----------------------------------
                                       Richard W. Strain, Director



Date:      10/15/98                    By: /s/ Ben M. Streepey
      ------------------               -----------------------------------
                                       Ben M. Streepey, Director



Date:      10/15/98                    By: /s/ Donald C. Neel
      ------------------               -----------------------------------
                                       Donald C. Neel, Director



Date:      10/15/98                    By: /s/ Robert L. Knabel
      ------------------               -----------------------------------
                                       Robert L. Knabel, Vice President,
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                       ROBINSON NUGENT, INC. AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                           JUNE 30, 1998, 1997, AND 1996



Financial Statement Schedule for the years ended June 30, 1998, 1997, and 1996 is included herein:


     II   Valuation and Qualifying Accounts




All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       ROBINSON NUGENT, INC. AND SUBSIDIARIES
                             (IN THOUSANDS OF DOLLARS)


         Col. A                   Col. B                            Col. C                          Col. D             Col. E
        -----------             ------------         -------------------------------------        -----------        ------------
                                   Balance                          Additions                                           Balance
        Description             at Beginning         Charged to Costs     Charged to Other        Deductions -          at End
                                  of Period            and Expenses      Accounts-Describe          Describe           of Period
        -----------             ------------         -------------------------------------        -----------        ------------
YEAR ENDED JUNE 30, 1998

Deducted from asset accts
   Allowance for doubtful
    accounts                      $   564             $    72             $    --                  $    65(A)            $   571
   Allowance for inventory
    obsolescence & valuation        1,565               1,212                  --                    1,534(B)              1,243
                                  -------             -------             -------                  -------               -------
      Total                       $ 2,129             $ 1,284             $    --                  $ 1,599               $ 1,814
                                  -------             -------             -------                  -------               -------
                                  -------             -------             -------                  -------               -------

YEAR ENDED JUNE 30, 1997

Deducted from asset accts
   Allowance for doubtful
    accounts                      $   739             $    32             $    --                  $   207(A)            $   564
   Allowance for inventory
    obsolescence & valuation        1,613               1,062                  --                    1,110(B)              1,565
                                  -------             -------             -------                  -------               -------
      Total                       $ 2,352             $ 1,094             $    --                  $ 1,317               $ 2,129
                                  -------             -------             -------                  -------               -------
                                  -------             -------             -------                  -------               -------


YEAR ENDED JUNE 30, 1996

Deducted from asset accts
   Allowance for doubtful
    accounts                      $   651             $   205             $    --                  $   117(A)            $   739
   Allowance for inventory
    obsolescence & valuation        1,585               1,071                  --                    1,043(B)              1,613
                                  -------             -------             -------                  -------               -------
      Total                       $ 2,236             $ 1,276             $    --                  $ 1,160               $ 2,352
                                  -------             -------             -------                  -------               -------
                                  -------             -------             -------                  -------               -------

See footnotes on following page.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONT'D.)
                                ROBINSON NUGENT, INC. AND SUBSIDIARIES
                                       (IN THOUSANDS OF DOLLARS)


                                                                            1998           1997           1996
                                                                           ------         ------         ------
(A)   Summary of activity in Column D follows:
      Reduction of requirements in allowance for doubtful
       accounts                                                          $   -0-          $    83         $    63
   Uncollectible accounts written off, net of recoveries                      52               98              30
      Currency Translation - (gains)/losses                                   13               26              24
                                                                         -------          -------         -------
                                                                         $    65          $   207         $   117
                                                                         -------          -------         -------
                                                                         -------          -------         -------

(B)   Summary of activity in Column D follows:
      Discontinued and obsolete inventory written off,
       net of recoveries                                                 $ 1,919          $   655         $   896
      Currency translation - (gains)/losses                                 (385)             455             147
                                                                         -------          -------         -------
                                                                         $ 1,534          $ 1,110         $ 1,043
                                                                         -------          -------         -------
                                                                         -------          -------         -------


                            INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Robinson Nugent, Inc. New Albany, Indiana

We have audited the consolidated financial statements of Robinson Nugent Inc. and Subsidiaries as of June 30, 1998, and for the year ended June 30,1998, and have issued our report thereon dated July 31, 1998; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Louisville, Kentucky
July 31, 1998

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Robinson Nugent, Inc.

We have audited the accompanying consolidated balance sheets of Robinson Nugent, Inc. and Subsidiaries, as of June 30, 1997 and 1996, the related consolidated statements of operations, shareholders' equity and cash flows and the financial statement schedule for each of the two years then ended as listed in Item 14 of Form 10-K for the year ended June 30, 1997. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Robinson Nugent, Inc. and Subsidiaries, as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein for the years ended June 30, 1997 and 1996.

COOPERS & LYBRAND L.L.P.

Louisville, Kentucky
August 5, 1997

                               ROBINSON NUGENT, INC.

                             FORM 10-K FOR FISCAL YEAR
                                ENDED JUNE 30, 1998

                                 INDEX TO EXHIBITS
                             --------------------------


     NUMBER                                                            SEQUENTIAL
  ASSIGNED IN                                                       NUMBERING SYSTEM
  REGULATION S-K                                                      PAGE NUMBER
    ITEM 601                    DESCRIPTION OF EXHIBIT                OF EXHIBIT
  --------------                ----------------------              ----------------

      (3)              3.1   Articles of Incorporation of Robinson
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




                       4.4   Amendment No. 2 to Rights
                             Agreement dated June 11, 1992.
                             (Incorporated by reference to
                             Exhibit 4.4 to Form 8-K Current
                             Report dated July 6, 1992.)

                       4.5   Amendment No. 3 to Rights Agreement
                             dated February 11, 1998
                             (Incorporated by reference to
                             Exhibit 4.5 to Form 10-Q Report
                             for the period ended December 31,
                             1998.)

            (9)              No exhibit.

           (10)       10.1   Robinson Nugent, Inc. 1983 Tax-Qualified     *

                             Incentive Stock Option Plan.
                             (Incorporated by reference to
                             Exhibit 10.1 to Form 10-K Report
                             for year ended June 30, 1983.)

                      10.2   Robinson Nugent, Inc. 1983 Non Tax-          *
                             Qualified Incentive Stock Option
                             Plan. (Incorporated by reference
                             to Exhibit 10.2 to Form 10-K
                             Report for year ended June 30,
                             1983.)

                      10.3   1993 Robinson Nugent, Inc. Employee and      *
                             Non-Employee Director Stock
                             Option Plan. (Incorporated by
                             reference to Exhibit 19.1 to Form
                             10-K Report for the year ended
                             June 30, 1993.)

                      10.4   Summary of The Robinson Nugent, Inc.         *
                             Employee Stock Purchase Plan.
                             (Incorporated by reference to
                             Exhibit 19.2 to Form 10-K Report
                             for the year ended June 30, 1993.)

                      10.5   Deferred compensation agreement dated        *
                             May 10, 1990 between Robinson
                             Nugent, Inc. and Larry W. Burke,
                             President and Chief Executive
                             Officer. (Incorporated by
                             reference to Exhibit 19.1 to Form
                             10-K Report for year ended June
                             30, 1990.)

                      10.6   Rabbi Trust Agreement dated July 1, 1996     *
                             between Robinson Nugent, Inc. and
                             Dean Witter Trust Company,
                             related to the deferred
                             compensation agreement between
                             Robinson Nugent, Inc. and Larry
                             W. Burke, President and Chief
                             Executive Officer.  (Incorporated
                             by reference to Exhibit 10.6 to
                             Form 10-K report for year ended
                             June 30, 1997.)





                      10.7   Amendment of the 1993 Robinson Nugent, Inc.  *
                             Employee and Non-Employee
                             Director Stock Option Plan.

                      10.8   Summary of Robinson Nugent, Inc. Bonus       *
                             Plan for the fiscal year ending June 30,
                             1999.

           (11)              No exhibit.

           (12)              No exhibit.

           (13)              1996 Annual Report to Shareholders of
                             Robinson Nugent, Inc.

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

                             Robinson Nugent (Europe) B.V.             Netherlands





                             Robinson Nugent (Belgium) B.V.B.A.        Belgium

                             Robinson Nugent (Asia Pacific) Pte. Ltd.  Singapore

                             Robinson Nugent Nordic, filial            Sweden
                             till Robinson Nugent (Europe) B.V.
                             The Netherlands

                             Robinson Nugent S. de R.L. de C.V.        Mexico

           (22)              No exhibit.

           (23)       23.1   Consent of Deloitte & Touche LLP
                             Independent Auditors

                      23.2   Consent of PricewaterhouseCoopers LLP
                             Independent Accountants

           (24)              No exhibit.

           (27)              Financial Data Schedule.

           (28)              No exhibit.


*             Management contracts or compensatory plans