Form 10-Q
period 1998-09-30
ROBINSON NUGENT INC
filed 1998-11-16
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                                FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended               September 30, 1998
                                   ---------------------------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                     to
                                   -----------------   -----------

Commission File Number                  0-9010
                         --------------------------------------------

                          ROBINSON NUGENT, INC.
-----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

               INDIANA                            35-0957603
-----------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

  800 East Eighth Street, New Albany, Indiana           47151-1208
-------------------------------------------------------------------------

(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (812) 945-0211
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of October 31, 1998, the registrant had outstanding 4,891,765 common shares without par value.

     The Index to Exhibits is located at page 15 in the sequential numbering system. Total pages: 17.

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                  INDEX




                                                                 Page No.
                                                                 --------
PART I. Financial Information:


    Item 1. Financial Statements

        Consolidated balance sheets at September 30, 1998,
        September 30, 1997 and June 30, 1998                    ......3

        Consolidated statements of operations for the three
        months ended September 30, 1998 and September 30, 1997 . .....5


        Consolidated statements of cash flows for the three months ended September 30, 1998 and September 30,1997...6


        Notes to consolidated financial statements              ......7


    Item 2. Management's discussion and analysis of financial
            condition and results of operations                 ......8


PART II.    Other Information                                   .....13

                     PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS
                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                             (IN THOUSANDS)

                                        September 30      June 30
                                   ---------------------- -------
ASSETS                               1998        1997       1998
                                   -------     -------    -------
                                         (Unaudited)
Current assets:

 Cash and cash equivalents         $ 1,035     $ 3,262      $   959

 Accounts receivable, net            8,472      11,006        9,274

 Inventories:
   Raw materials                       990       1,184        1,497
   Work in process                   5,818       6,729        5,595
   Finished goods                    4,224       3,716        2,970
                                   -------     -------      -------
     Total inventories              11,032      11,629       10,062

 Other current assets                2,069       1,538        2,012
                                   -------     -------      -------

   Total current assets             22,608      27,435       22,307

Property, plant & equipment, net    20,200      21,188       19,424
Other assets                           517         147          571
                                   -------     -------      -------

   Total assets                    $43,325     $48,770      $42,302
                                   =======     =======      =======

See accompanying notes to the consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                        September 30       June 30
                                    --------------------   -------
LIABILITIES AND SHAREHOLDERS' EQUITY      1998    1997       1998
                                    -------     -------    -------
                                         (Unaudited)
Current liabilities:

 Current installments of long-term
   debt                             $   379     $   376     $   367
 Short-term bank borrowings              --          --         570
 Accounts payable                     5,294       4,888       5,147
 Accrued expenses                     5,268       4,603       5,483
 Income taxes                            --         953          --
                                    -------     -------     -------
 Total current liabilities           10,941      10,820      11,567

Long-term debt, excluding current
 installments                         9,228       6,845       7,607
Other liabilities                       980          --          --
Deferred income taxes                    --         830          --
                                    -------     -------     -------
   Total liabilities                 21,149      18,495      19,174
                                    -------     -------     -------

Shareholders' equity:
 Common shares without par value
  Authorized shares 15,000,000;
  issued 6,851,250 shares            20,950      20,950      20,950
 Retained earnings                   13,246      21,011      14,563
 Equity adjustment from foreign
  currency translation                1,067       1,471         713
 Employee stock purchase plan loans
  and deferred compensation             (95)       (161)       (106)
 Less 1,959,485 treasury shares     (12,992)    (12,996)    (12,992)
                                    -------     -------     -------
   Total shareholders' equity        22,176      30,275      23,128
                                    -------     -------     -------

   Total liabilities and
    shareholders' equity            $43,325     $48,770     $42,302
                                    =======     =======      =======

See accompanying notes to the consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 Three Months Ended
                                    September 30
                                --------------------
                                  1998       1997
                                -------    -------
                                     (Unaudited)

Net sales                       $14,914    $18,543
Cost of sales                    12,086     15,157
                                -------    -------
 Gross profit                     2,828      3,386
Selling, general and
 administrative expenses          3,418      3,650
Restructuring and unusual
 expenses                           798         --
                                -------    -------
 Operating loss                  (1,388)      (264)
                                -------    -------
Other income (expense):
 Interest income                     13         31
 Interest expense                  (164)      (134)
 Royalty income                      --          1
 Currency gain (loss)               (67)       156
                                -------    -------
                                   (218)        54
Loss before income taxes         (1,606)      (210)
Income taxes                       (289)       (78)
                                -------    -------
Net loss                        $(1,317)   $  (132)
                                =======    =======


Per Share Data:
Basic net loss per common share $  (.27)   $  (.03)
                                =======    =======

Weighted average number of
  common shares outstanding       4,892      4,892
                                =======    =======

Diluted net loss per common
  share                        $  (.27)    $  (.03)
                                =======    =======

Adjusted weighted average
 number of common shares,
 assuming dilution               4,892       4,892
                                =======    =======

Dividends per common share      $    --    $   .03
                                =======    =======

See accompanying notes to the consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (IN THOUSANDS)


                                                   Three Months Ended
                                                      September 30
                                                  --------------------
                                                  1998          1997
                                                  -----         -----
                                                       (Unaudited)
Cash flows from operating activities:
  Net loss                                        $(1,317)  $  (132)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                   1,035     1,466
    Disposal of capital assets                          8         2
  Changes in assets and liabilities
    Receivables                                       802       778
    Inventories                                      (970)     (529)
    Other assets                                     (256)     (198)
    Accounts payable and accrued expenses             912      (334)
    Income taxes                                     (321)     (628)
    Deferred income taxes                              (9)       (6)
                                                  -------   -------
    Net cash provided by (used in) operating
     activities                                      (116)      419
                                                  -------   -------

Cash flows from investing activities:
  Capital expenditures                             (1,351)   (1,881)
                                                  -------   -------
    Net cash used in investing activities          (1,351)   (1,881)
                                                  -------   -------

Cash flows from financing activities:
  Proceeds from long-term debt                      1,500     1,000
  Repayments of long-term debt                        (41)      (37)
  Cash dividends paid                                  --      (147)
  Repayments of employee stock purchase plan
    loans                                              10        14
                                                  -------   -------
    Net cash provided by financing activities       1,469       830
                                                  -------   -------

Effect of exchange rate changes on cash                74      (224)
                                                  -------   -------
Decrease in cash and cash equivalents                  76      (856)
Cash and cash equivalents at beginning of period      959     4,118
                                                  -------   -------
Cash and cash equivalents at end of period        $ 1,035   $ 3,262
                                                  =======   =======

See accompanying notes to the consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             SEPTEMBER 30, 1998 AND 1997, AND JUNE 30, 1998



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

2. Reference is directed to the Company's consolidated financial statements (Form 10-K), including references to the Annual Report, for the year ended June 30, 1998, and management's discussion and analysis included in Part I, Item 2 in this report.

3. The Company recorded restructuring and unusual expenses of $798,000, before taxes, in the quarter. This is presented separately as a component of the operating loss in the consolidated statements of operations. These expenses include $532,000 of restructuring expenses related to the move of the Company's cable assembly operations from North Carolina to Reynosa, Mexico. Also included are $266,000 of personnel costs incurred to design and implement a new worldwide information system that satisfies year 2000 requirements.

                     PART I.  FINANCIAL INFORMATION

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Customer orders for the first quarter ended September 30, 1998, amounted to $16.8 million, up 28% from orders of $13.1 million in the fourth quarter of the prior year. This increase reflected a 35% increase in the United States, a 12% increase in Europe and a 24% increase in Asia. In addition, the Company increased its backlog of unshipped orders in the quarter by $2.1 million or 21%, to $12.3 million. The Company increased its backlog in every geographic region it serves. The backlog in the United States was up $1.5 million or 22%, while Europe and Asia were up $.4 million (17%) and $.2 million (18%) respectively. Customer orders were $18.1 million in the first quarter of the prior year, and the backlog of unshipped orders at September 30, 1997, was $14.1 million. Based on the improved incoming order activity and a higher backlog of unshipped orders, management anticipates higher sales levels as the year progresses. Net sales for the quarter were $14.9 million compared to $16.4 million in the fourth quarter of the prior year, and $18.5 million in the same period a year ago.

Customer sales in the United States were $10.1 million compared to $11.8 million in the prior year, and $11.0 million in the prior quarter. The Company continues to experience a decline in the sales of older, more mature products, such as stamped and screw machine sockets, as well as older versions of backpanel connectors and high-density sockets. But it has experienced higher levels of incoming orders and sales activity on its more profitable METPAK 2 connectors, and its high-density, surface mount, fine pitch board-to-board interconnect systems. These types of connectors are used in high-speed routers, computer workstations, high-end servers and other communication and networking components.

European customer sales were $3.5 million compared to $4.7 million in the first quarter of the prior year, and $4.0 million in the prior quarter. This sales decline is due primarily to a reduction in sales of screw machine and stamped sockets. The European sales team has refocused its sales effort on more profitable business niches. The lower sales of these older, more mature connectors has been partially offset by an increase in sales of newer, more profitable smart card reader and PCMCIA connectors. These connectors are currently in demand by major communication and satellite broadcasting companies in Europe. Based on higher incoming order activity and an increase in the backlog of unshipped orders in these product categories, management anticipates improved performance in this region as the year progresses.

Customer sales in Asia, which includes sales generated from operations in Japan, Malaysia and Singapore, were $1.3 million in the quarter compared to $2.1 million in the first quarter of the prior year, and $1.4 million in the prior quarter. The Company expects sales to improve in this region due to the introduction of a new product line consisting of small outline memory module connectors. The economic and social conditions in the region and the instability of the Japanese yen and other Asian currencies had some impact on sales in the quarter. The continuing strength of the dollar and the pound sterling against these currencies has perpetuated the high relative cost of products produced in North America and Europe, compared to products produced locally in the region. The recent strengthening of the Japanese yen should help provide some relief.


Comparative sales by geographic territory for the respective periods follows:

                                    Three Months Ended
     ($000 omitted)                    September 30
                                   -------------------
                                      1998      1997
                                   --------  -------

     United States:
        Domestic                   $ 9,800   $11,372
        Export:
          Europe                        --        21
          Asia                          --         7
          Rest of world                339       356
                                   -------   -------
          Total export sales           339       384
                                   -------   -------
          Total sales to customers  10,139    11,756
        Intercompany                   872     2,238
                                   -------   -------
          Total United States       11,011    13,994
                                   -------   -------
     Europe:
        Domestic                     3,475     4,672
        Export to Asia                  --        --
                                   -------   -------
          Total sales to customers   3,475     4,672
        Intercompany                   558     1,081
                                   -------   -------
          Total Europe               4,033     5,753
                                   -------   -------
     Asia:
        Domestic                     1,300     2,115
        Rest of world                   --        --
                                   -------   -------
          Total sales to customers   1,300     2,115
        Intercompany                   891       847
                                   -------   -------
          Total Asia                 2,191     2,962
                                   -------   -------
     Eliminations                   (2,321)   (4,166)
                                   -------   -------
     Consolidated                  $14,914   $18,543
                                   =======   =======

Gross profits in the quarter ended September 30, 1998, amounted to $2,828,000 or 19.0 percent of net sales, compared to $3,386,000 or 18.3 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development, which amounted to $793,000 or 5.3 percent of net sales in the current quarter compared to $987,000 or 5.3 percent of net sales in the prior year. The reduction in gross profits in the quarter compared to the prior year reflects lower sales, continued competitive price pressures worldwide, and lower plant utilization as a result of the lower sales volumes. Gross profits were favorably impacted by the effect of manufacturing cost reduction programs.

Selling, general and administrative expenses of $3,418,000 for the three months ended September 30, 1998 decreased 6.4% compared to expenses of $3,650,000 in the prior year. Lower sales and marketing expenses in the United States and Europe, coupled with lower administrative expenses in Asia, were partially offset by an increase in administrative, recruiting and compensation expenses in the United States.

The Company recorded restructuring and unusual expenses of $798,000, before taxes, in the quarter. These expenses include $532,000 of restructuring expenses related to the move of the Company's cable assembly operations from North Carolina to Reynosa, Mexico.
The new facility started operations in September 1998. The North Carolina facility will be closed by the end of December 1998. Most of the costs related to this project were incurred and expensed in the current and previous quarters. The restructuring and unusual expenses also include $266,000 of personnel costs incurred to design and implement a new worldwide information system that satisfies year 2000 requirements.

Other income and expense for the three months ended September 30, 1998, reflect other expenses of $218,000 compared to other income of $54,000 for the comparable three-month period in the prior year. Other income and expense reflected a currency loss in the current quarter, compared to a currency gain in the prior period, combined with higher interest expense. Interest expense increased from $134,000 in the prior period to $164,000 in the current period due primarily to an increase in short-term and long-term debt. Currency losses in the quarter totaled $67,000 compared to a currency gain of $156,000 in the prior period. These currency losses were generated overseas, primarily in Malaysia. The losses in Malaysia were a direct result of a decision by the government of Malaysia to freeze foreign currency exchange rates relative to the Malaysian ringgit.

The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates. An income tax benefit has been accrued for losses generated in the United States, but no tax benefit has been recognized on pretax losses incurred in Belgium, Scotland, Malaysia and Japan. The Company maintains a valuation allowance for tax benefits of prior period net operating losses in various jurisdictions. At such time as management is able to project the probable utilization of all or part of these net operating loss carryforward provisions, the valuation allowances for these deferred tax assets will be reversed.

The net loss in the quarter ended September 30, 1998, amounted to $1,317,000 or 27 cents per share, including restructuring and unusual expenses of $519,000 (after income taxes) or 11 cents per share, compared to a net loss of $132,000 or 3 cents per share, in the prior period.
Operations in the United States, Europe and Asia incurred net losses, after restructuring and unusual expenses, in the quarter of $606,000, $590,000 and $121,000 respectively.

Although the Company was not profitable in the quarter, there was a significant improvement in its operating performance over the prior quarter. While sales declined 9% from $16.4 million in the fourth quarter of the prior year to $14.9 million in the current quarter, the Company's pretax loss, excluding restructuring and unusual expenses, improved from $1.8 million to $0.8 million. Management anticipates higher sales levels and a return to profitability as the year progresses. This improved performance in future quarters does not depend solely upon higher revenue levels, as it will be augmented by reductions in manufacturing costs and operating expenses implemented in the current and prior periods.


FINANCIAL CONDITION AND LIQUIDITY
----------------------------------
Working capital at September 30, 1998, amounted to $11.7 million compared to $16.6 million at September 30, 1997 and $10.7 million at June 30, 1998. The current ratio was 2.1 to 1 at September 30, 1998 compared to
2.5 to 1 at September 30, 1997. The decrease in working capital, compared to the prior year, primarily reflects a reduction in accounts receivables and inventory, augmented by increases in accounts payable and accrued expenses. In November 1998, the Company amended its existing credit agreement, and entered into a new term loan agreement with its primary bank. The amendments to
the credit agreement primarily reflected the elimination of a scheduled $1.0 million decrease in the credit facility, revised financial covenants, and the pledge of accounts receivable and inventory as collateral for this agreement. This collateral will be released by the bank when the Company achieves certain financial ratio levels. Long term borrowings under this facility were $7.7 million as of September 30, 1998. The new $1.3 million term loan is secured by a mortgage on the facility in Dallas, Texas. Long-term debt excluding current installments, represented $9.2 million, or 42 percent of shareholders' equity at
September 30, 1998, compared to $7.6 million or 33 percent of shareholders' equity at June 30, 1998.

The Company believes future working capital and capital expenditure requirements can be met from cash provided by operating activities, existing cash balances, and borrowings available under the existing credit facilities.

INFORMATION SYSTEMS AND YEAR 2000 ISSUES
----------------------------------------

The Company is currently in the process of replacing the management information systems of its operations in the United States, Europe and Asia including order management, manufacturing resource planning, finance and accounting. These systems are scheduled to be operational by June 30, 1999 at a total cost of approximately $5.0 million. The implementation program is on schedule. The Company has incurred costs in the current and prior periods of approximately $2.3 million. Expenditures in the quarter include $266,000 of personnel costs reflected in the restructuring and unusual expense category of the statement of operations, and $0.6 million of capital expenditures. Funding for these expenditures has been provided by operating activities, existing cash balances and borrowings available under the existing credit facilities.

This new information system is currently being tested in a pilot program. While the Company expects that this new integrated system will increase operational efficiencies, support future growth, and address the impact of the year 2000 on current information systems, the Company's future operating results and financial condition could be adversely affected by functional or performance difficulties with the new system during the transition period.

The Company does not presently have a contingency plan in the event of failure of these new management information systems, and is uncertain as to the effects of any such failure on the Company's results of operation, liquidity and financial conditions. The Company intends to create a contingency plan during fiscal 1999.

In  addition,  other  information  and operational  systems  have  to  be
assessed  related  to  the  impact of the year  2000.   Plans  are  being
developed to address system modifications required by December 31, 1999.

The Company has considered the potential effect of Year 2000 issues on the Company's business, results of operations, and financial condition if key suppliers and vendors do not become year 2000 compliant in a timely manner. Management has taken reasonable steps to verify the year 2000 readiness of its suppliers, vendors and customers.


DIVIDEND ACTION
---------------
On July 23, 1998 the Board of Directors voted not to declare a cash dividend in the quarter.

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

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  See Index to Exhibits.

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ROBINSON NUGENT, INC.
                                   ------------------------------
                                                (Registrant)


Date      11/13/98                 /s/ Larry W. Burke
        --------------------       ------------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer



Date      11/13/98                 /s/ Robert L. Knabel
        --------------------       ------------------------------

                                   Robert L. Knabel
                                   Vice President, Treasurer and Chief
                                     Financial Officer

                                FORM 10-Q

                            INDEX TO EXHIBITS



Number of                                               Sequential
   Item                                                 Numbering
Assigned in                                               System
Regulation S-K                                         Page Number
   Item 601            Description of Exhibit           of Exhibit
--------------      ------------------------------      -----------

    (2)            Not applicable.

    (4)      4.1   Specimen certificate for Common Shares,
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

             4.3   Amendment No. 1 to Rights Agreement
                   dated September 26, (Incorporated by
                   reference to Exhibit 4.3 to Form 10-K
                   Report for year ended June 30, 1991.)

             4.4   Amendment No. 2 to Rights Agreement
                   dated June 11, 1992.  (Incorporated by
                   reference to Exhibit 4.4 to Form 8-K
                   Report dated July 6, 1992.)

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

            10.7 Amendment of the 1993 Robinson Nugent, Inc. Employee and Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to Form 10-K Report for year ended June 30, 1998.)

            10.8 Summary of the 1993 Robinson Nugent, Inc. Employee and Non-Employee Director Stock Option Plan, as amended. (Incorporated by Reference to Exhibit 10.8 to Form 10-K Report for year ended June 30, 1998.)

            10.9   Summary of Robinson Nugent, Inc. Bonus
                   Plan for the fiscal year ended June 30,
                   1999.  (Incorporated by reference to
                   Exhibit 10.9 to Form 10-K Report for
                   year ended June 30, 1998.)


     (11)      Not applicable.

     (15)      Not applicable.

     (18)      Not applicable.

   (19)            Not applicable.

   (22)            Not applicable.

   (23)            Not applicable.

   (24)            Not applicable.

   (27)            Financial Data Schedule

   (99)            Not applicable.