Form 10-Q
period 1998-12-31
ROBINSON NUGENT INC
filed 1999-02-16
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                              FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended        DECEMBER 31, 1998
                                     ----------------------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

                                ----------------      --------------

Commission File Number                     0-9010
                       ---------------------------------------------

                         ROBINSON NUGENT, INC.

--------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            INDIANA                                   35-0957603

--------------------------------------------------------------------
--------------------------------------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)

  800 East Eighth Street, New Albany, Indiana     47151-1208
--------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (812) 945-0211
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
As of January 31, 1998, the registrant had outstanding 4,906,220 common shares without par value.


     The Index to Exhibits is located at page 15 in the sequential numbering system. Total pages: 17.

               ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                INDEX





                                                            Page No.
                                                            -------
PART I. Financial Information:


    Item 1. Financial Statements


        Consolidated balance sheets at December 31, 1998,
        December 31, 1997 and June 30, 1998
                                                              .....3

        Consolidated statements of operations for the three and
        six months ended December 31, 1998 and December 31,
        1997                                                  .....5


        Consolidated statements of cash flows for the six
        months ended December 31, 1998 and December 31,1997   .....6


        Notes to consolidated financial statements            .....7


    Item 2. Management's discussion and analysis of financial
            condition and results of operations               .....8


PART II.    Other Information                                 ....12

                   PART I.  FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS
               ROBINSON NUGENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS)

                                          December 31     June 30
                                      ------------------  -------
ASSETS                                  1998       1997     1998
                                      -------    -------  -------
                                          (Unaudited)
Current assets:

 Cash and cash equivalents            $   716    $ 2,990  $   959

 Accounts receivable, net              10,024     10,090    9,274

 Inventories:
   Raw materials                          877      1,146    1,497
   Work in process                      6,071      6,869    5,595
   Finished goods                       3,512      3,319    2,970
                                      -------    -------  -------
     Total inventories                 10,460     11,334   10,062

 Other current assets                   2,464      1,688    2,012
                                      -------    -------  -------

   Total current assets                23,664     26,102   22,307
                                      -------    -------  -------

Property, plant & equipment, net       20,393     21,204   19,424

Other assets                              469        133      571
                                      -------    -------  -------

   Total assets                       $44,526    $47,439  $42,302
                                      =======    =======  =======

See accompanying notes to consolidated financial statements.

                   PART I.  FINANCIAL INFORMATION

               ROBINSON NUGENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS, EXCEPT SHARE DATA)


                                          December 31     June 30
                                      ------------------  -------
LIABILITIES AND SHAREHOLDERS' EQUITY    1998       1997     1998
                                      -------    -------  -------
                                          (Unaudited)
Current liabilities:

 Current installments of
    long-term debt                    $   466    $   370  $   367
 Short-term bank borrowings                --         --      570
 Accounts payable                       6,052      5,447    5,147
 Accrued expenses                       4,410      3,617    5,483
 Income taxes                              --        995       --
                                      -------    -------  -------
   Total current liabilities           10,928     10,429   11,567
                                      -------    -------  -------

Long-term debt, excluding current
 installments                          10,220      6,564    7,607
Other liabilities                       1,080         --       --
Deferred income taxes                      --        824       --
                                      -------    -------  -------
   Total liabilities                   22,228     17,817   19,174
                                      -------    -------  -------

Shareholders' equity:
 Common shares without par value
  Authorized shares:  15,000,000;
  issued 6,851,250 shares              20,950     20,996   20,950
 Retained earnings                     13,241     20,632   14,563
 Equity adjustment from foreign
  currency translation                  1,092      1,113      713
 Employee stock purchase plan loans
  and deferred compensation               (89)      (123)    (106)
 Less 1,945,030 treasury shares       (12,896)   (12,996) (12,992)
                                      -------    -------  -------
   Total shareholders' equity          22,298     29,622   23,128
                                      -------    -------  -------

   Total liabilities and shareholders'
    equity                            $44,526    $47,439  $42,302
                                      =======    =======  =======

See accompanying notes to consolidated financial statements.

                   PART I.  FINANCIAL INFORMATION

               ROBINSON NUGENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT PER SHARE DATA)


                               Three Months Ended Six Months Ended
                                  December 31        December 31
                               ------------------ ------------------
                                 1998     1997      1998     1997
                               -------  -------   -------  -------
                                   (Unaudited)        (Unaudited)
Net sales                      $17,502  $19,576   $32,416  $38,119
Cost of sales                   13,625   16,052    25,711   31,209
                               -------  -------   -------  -------
 Gross profit                    3,877    3,524     6,705    6,910
Selling, general and
   administrative
   expenses                      3,280    3,550     6,698    7,200
Special and unusual charges        293       --     1,091       --
                               -------  -------   -------  -------
 Operating income (loss)           304      (26)   (1,084)    (290)
                               -------  -------   -------  -------

Other income (expense):
 Interest income                    18       20        31       51
 Interest expense                 (196)    (135)     (360)    (269)
 Royalty income                     --        1        --        2
 Currency gain (loss)                3      (68)      (64)      88
                               -------  -------   -------  -------
                                  (175)    (182)     (393)    (128)
                               -------  -------   -------  -------

Income (loss) before
   income taxes                    129      (208)  (1,477)    (418)
Income taxes                        90       24      (199)     (54)
                               -------  -------   -------  -------
Net income (loss)              $    39  $  (232)  $(1,278) $  (364)
                               -------  -------   -------  -------

Other comprehensive income, net of tax:
 Foreign currency translation
   adjustments                      24     (359)      379     (960)
                               -------  -------   -------  -------

Comprehensive income           $    63  $  (591)  $  (899) $(1,324)
                               =======  =======   =======  =======

PER SHARE DATA:

Net income (loss) per
  common share                 $   .01   $  (.05) $  (.26) $  (.07)
                               =======  =======   =======  =======
Weighted average number of
 common shares outstanding       4,896    4,892     4,896    4,892
                               =======  =======   =======  =======
Net income (loss) per
  common share
 assuming dilution             $   .01  $  (.05)  $  (.26) $  (.07)
                               =======  =======   =======  =======
Adjusted weighted average
   number of
  common  shares including
  common
  share equivalents               4,896    4,892     4,896   4,892
                               =======  =======   =======  =======
Dividends per common share    $    --  $   .03   $    --  $   .06
                              =======   =======   ======= =======

See accompanying notes to consolidated financial statements.

                   PART I.  FINANCIAL INFORMATION

               ROBINSON NUGENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS)


                                               Six Months Ended
                                                  December 31
                                              ------------------
                                                1998      1997
                                              -------   -------
                                                  (Unaudited)
Cash flows from operating activities:
  Net loss                                    $(1,278)  $ (364)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization               2,109    2,994
     Losses from disposition of capital
     assets                                       14        4
   Change in assets and liabilities:
     Receivables                                (750)   1,694
     Inventories                                (398)    (234)
     Other current assets                       (633)    (320)
     Accounts payable and accrued expenses       912     (761)
     Income taxes                               (291)    (597)
                                              -------   -------
         Net cash provided by (used in)
         operating activities                   (315)   2,416

Cash flows from investing activities:
     Capital expenditures                     (2,753)  (3,555)
     Decrease in other assets                    (11)     (38)
                                             -------   -------
   Net cash used in
   investing activities                       (2,764)  (3,593)
                                             -------   -------

Cash flows from financing activities:
  Proceeds from long-term debt                  4,170    1,000
  Repayments of long-term debt                 (1,603)    (279)
  Cash dividends paid                              --     (294)
  Repayments of employee stock
      purchase plan loans                          15       14

  Proceeds from stock purchase plan
     terminations                                  --       50
  Grants of treasury shares                        52       --
   Stock options exercised                         --       32
                                             -------   -------
  Net cash provided by
   financing activities                        2,634      523
                                             -------   -------

   Effect of exchange rate
      changes on cash                            202     (474)
                                             -------   -------
Decrease in cash and cash equivalents           (243)  (1,128)
   Cash and cash equivalents at
   beginning of period                           959    4,118
                                             -------   -------
Cash and cash equivalents at end of period   $   716   $2,990
                                             =======   =======

See accompanying notes to consolidated financial statements.

                   PART I.  FINANCIAL INFORMATION

               ROBINSON NUGENT, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            DECEMBER 31, 1998 AND 1997, AND JUNE 30, 1998



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and recurring) to present fairly the financial position of the Company and its subsidiaries, results of operations, and cash flows in conformity with generally accepted accounting principles. The results of operations for the interim period are not necessarily an indicator of results to be expected for the entire year.

2. Reference is directed to the Company's consolidated financial statements (Form 10-K), including references to the Annual Report, for the year ended June 30, 1998 and management's discussion and analysis included in Part I, Item 2 in this report.

3. The Company recorded special and unusual charges of $293,000, before taxes, in the quarter and $1,091,000 year to date. These expenses are presented separately as a component of the operating loss in the consolidated statements of operations. The year-to-date special and unusual expenses include $532,000 of expenses related to the move of the Company's cable assembly operations from North Carolina to Reynosa, Mexico. Also included are $559,000 of personnel costs incurred to design and implement a new worldwide information system that not only satisfies Year 2000 requirements, but will also provide improved internal and external data communications and more effective management information.

4. The Financial Accounting Standards Board has issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures
   about  Segments  of an Enterprise and Related Information."   The
   Company adopted these new standards in fiscal 1999, and they became effective in this quarterly report.

    SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

    SFAS No. 131 specifies the way that public business enterprises report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

5. The  following tables present the Company's revenues  and  income
   (loss) before income taxes by geographic segment:

        NET SALES
                               Three Months Ended   Six Months Ended
                                   December 31        December 31
                               -------------------    ----------

                                  1998      1997    1998    1997
                               --------  -------- ------- -------
        United States:
          Domestic             $10,958   $12,064  $20,758 $23,436
          Export:
            Europe                  --        37       --      58
            Asia                    --        --       --       7
            Rest of world          666       357    1,005     713
                               -------   -------  ------- -------
            Total export sales     666       394    1,005     778
                               -------   -------  ------- -------
            Total sales to
              customers         11,624    12,458   21,763  24,214
          Intercompany           1,382     2,100    2,254   4,338
                               -------   -------  ------- -------
            Total United
            States              13,006    14,558   24,017   8,552
                               -------   -------  ------- -------
        Europe:
            Total sales to
              domestic
              customers          4,346     5,280    7,821   9,952
          Intercompany             469     1,171    1,027   2,252
                               -------   -------  ------- -------
            Total Europe         4,815     6,451    8,848  12,204
                               -------   -------  ------- -------
        Asia:
            Total sales to
              Domestic
              customers          1,532     1,838    2,832   3,953
          Intercompany           1,027       856    1,918   1,703
                               -------   -------  ------- -------
            Total Asia           2,559     2,694    4,750   5,656
                               -------   -------  ------- -------
        Eliminations            (2,878)   (4,127)  (5,199) (8,293)
                               -------   -------  ------- -------
        Consolidated           $17,502   $19,576  $32,416 $38,119
                               =======   =======  ======= =======


        INCOME (L0SS) BEFORE INCOME TAXES:
                               Three Months Ended   Six Months Ended
                                   December 31        December 31
                               -------------------    ----------------
                                  1998      1997    1998     1997
                               -------   -------  -------  -------
        United States(1)       $   150   $  (112) $  (780) $  (475)
        Europe                     (29)      (85)    (585)     (15)
        Asia                         8       (11)    (112)      72
                               -------   -------  -------  -------
        Consolidated           $   129   $  (208) $(1,477) $  (418)
                               =======   =======  =======  =======

(1) United States income (loss) before income taxes for the quarter and the six months ended December 31, 1998 includes the special and unusual charges of $293,000 and $1.1 million, respectively.

                   PART I.  FINANCIAL INFORMATION

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Customer orders for the quarter ended December 31, 1998, amounted to $18.0 million, up 7 percent from orders of $16.8 million in the first quarter of the year, and up 37 percent from orders of $13.1 million in the fourth quarter of the prior year. This increase over the prior quarter reflects a 17 percent increase in Europe and a 38 percent increase in Asia. Customer orders in the United States were $11.7 million in the first and second quarters of the year. The Company increased its backlog of unshipped orders in the quarter by $0.5 million or 4 percent, to $12.8 million. The Company increased its backlog in every geographic region it serves. The backlog in the United States increased by $0.1 million or 1 percent, while Europe and Asia were up $.2 million (6 percent) and $.2 million (17 percent) respectively. Customer orders were $19.9 million in the second quarter of the prior year, and the backlog of unshipped orders at December 31, 1997, was $14.5 million. Based on the improved incoming order activity overseas and a higher backlog of unshipped orders, management anticipates higher sales levels and increased profitability as the year progresses. Net sales for the quarter were $17.5 million compared to $14.9 million in the first quarter of the year, and $19.6 million in the same period a year ago. Net sales for the six months ended December 31, 1998 were $32.4 million compared to $38.1 million in the prior year.

Customer sales in the United States were $11.0 million compared to $12.1 million in the second quarter of the prior year, and $10.1 million in the prior quarter. The Company continues to experience a decline in the sales of its more mature products, such as integrated circuit sockets and several versions of connectors used in older backpanel technology. The Company continues to experience higher levels of incoming orders and sales activity on its more profitable METPAKr2 connectors, and its high-density, surface mount, fine pitch board-to-board interconnect systems. These types of connectors are used in high-speed routers, computer workstations, high-end servers and other communication and networking components.

European customer sales were $4.3 million compared to $5.3 million in the second quarter of the prior year, and $3.5 million in the prior quarter. This increase in sales over the prior quarter is due primarily to management's decision to refocus the European sales team's efforts on more profitable business niches. The higher sales reflect an increase in sales of newer, more profitable smart card reader and PCMCIA connectors. These connectors are currently in demand for applications in communications and digital satellite receivers in Europe. Based on higher incoming order activity and an increase in the backlog of unshipped orders in these product categories, management anticipates improved performance in this region as the year progresses.

Customer sales in Asia, which includes sales generated from operations in Japan, Malaysia and Singapore, were $1.5 million in the quarter compared to $1.8 million in the second quarter of the prior year, and $1.3 million in the prior quarter. The economic and social conditions in the region and the instability of the Japanese yen and other Asian currencies impacted sales in the quarter. The continuing strength of the dollar and the pound sterling compared to these Asian currencies has perpetuated the high relative cost of products produced in North America and Europe, compared to products produced locally in the region.

Gross profits improved in the quarter ended December 31, 1998 to $3,877,000 or 22.2 percent of net sales, compared to $3,524,000 or 18 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development, which amounted to $888,000 or 5.1 percent of net sales in the current quarter compared to $884,000 or 4.5 percent of net sales in the prior year. The increase in gross profits in the quarter compared to the prior year reflects higher gross margins, improved manufacturing efficiencies in the face of continued competitive price pressures worldwide and the effect of manufacturing cost reduction programs.

Selling, general and administrative expenses of $3,280,000 for the three months ended December 31, 1998 decreased 7.6 percent compared to expenses of $3,550,000 in the prior year. Lower sales and marketing expenses in the United States and Europe, coupled with lower administrative expenses in Asia, were partially offset by an increase in administrative, recruiting and compensation expenses in the United States.

The Company recorded special and unusual charges of $293,000, before taxes, in the quarter and $1.1 million year to date. These expenses include $532,000 of special charges related to the move of the Company's cable assembly operations from North Carolina to Reynosa, Mexico, which were recorded in the first quarter of the year. The year-to-date special and unusual expenses also include $559,000 of personnel costs incurred to design and implement a new worldwide information system.

Other income and expense for the three months ended December 31, 1998 reflect net expenses of $175,000 compared to $182,000 for the comparable three-month period in the prior year. Other income and expense reflects a $3,000 currency gain in the current quarter, compared to a $68,000 currency loss in the second quarter of the prior year. The currency gain reflects a gain of $67,000 generated in the United States, offset by currency losses of $33,000 in Europe and $31,000 in Asia. Interest expense increased from $135,000 in the prior period to $196,000 in the current quarter due primarily to an increase in long-term debt.

The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates. Income tax expense has been accrued for income generated in the United States, but no tax benefit has been recognized on pretax losses incurred in Belgium, Scotland, Malaysia and Japan. The Company maintains a valuation allowance for tax benefits of prior period net operating losses in various jurisdictions. At such time as management is able to project the probable utilization of all or part of these net operating loss carryforward provisions, the valuation allowances for these deferred tax assets will be reversed.

The net profit in the quarter ended December 31, 1998 amounted to $39,000 or 1 cent per share, including special and unusual expenses of $190,000 (after income taxes) or 4 cents per share, compared to a net loss of $232,000 or 5 cents per share, in the prior period.

The profitability attained in the quarter just ended was the first profitable quarter since June 1997. There was significant improvement in operating performance over the prior quarter and the prior year. While sales declined 11 percent from $19.6 million in the second quarter of the prior year to $17.5 million in the current quarter, the Company generated pretax income, excluding special and unusual expenses, of $422,000 compared to a net loss of $208,000 in the prior year. Management anticipates higher sales levels and an increase in profitability as the year progresses. The improved performance in future quarters does not depend solely upon higher revenue levels, as earnings will be augmented by the continued reduction of manufacturing costs and operating expenses.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------
Working capital at December 31, 1998 amounted to $12.7 million compared to $15.7 million at December 31, 1997 and $10.7 million at June 30, 1998. The current ratio was 2.2 to 1 at December 31, 1998 compared to 2.5 to 1 at December 31, 1997. The decrease in working capital, compared to the prior year, primarily reflects a reduction in cash and inventory, augmented by increases in accounts payable and accrued expenses. In November 1998, the Company amended its existing credit agreement, and entered into a new term loan agreement with its primary bank. The amendments to the credit agreement reflect the elimination of a scheduled $1.0 million decrease in the credit facility, revised financial covenants, and the pledge of accounts receivable and inventory as collateral for this agreement. This collateral will be released by the bank as the Company achieves certain financial ratio levels. Long term borrowings under this facility were $9.0 million as of December 31, 1998, and include a new $1.3 million term loan that is secured by a mortgage on the facility in Dallas, Texas. Long-term debt, excluding current installments, represented $10.2 million or 46 percent of shareholders' equity at December 31, 1998, compared to $7.6 million or 33 percent of shareholders' equity at June 30, 1998.

The Company believes future working capital and capital expenditure requirements can be met from cash provided by operating activities, existing cash balances, and borrowings available under the existing credit facilities.

INFORMATION SYSTEMS AND YEAR 2000 ISSUES
--------------------------------------------------------------------

The Company is currently in the process of replacing the management information systems of its operations in the United States and Europe, including; order management, manufacturing resource planning, finance and accounting. These systems are scheduled to be operational by June 30, 1999 at a total cost of approximately $5.0 million. The Company incurred costs in the current and prior periods of approximately $3.3 million. Expenditures in the current quarter include $293,000 of personnel costs reflected in the special and unusual expense category of the statement of operations, and $735,000 of capital expenditures. Funding for these expenditures has been provided by operating activities, existing cash balances and borrowings available under the existing credit facilities.

This new information system is currently being tested in a pilot program. The Company expects that this new integrated system will increase operational efficiencies, lower costs, support future growth, and address the impact of the year 2000 on current information systems. The Company's future operating results and financial condition could be adversely affected by functional or performance difficulties with the new system during the transition period.

The Company is currently developing contingency plans in the event of a significant failure of the new management information system. Management is uncertain as to the effects of any such failure on the Company's results of operations, liquidity and financial conditions, but all material and significant effects are being considered and addressed.

Management information systems in Asia have been addressed to make them Year 2000 compliant. In addition, other information and operational systems have been assessed related to the impact of the year 2000. Plans have been developed to address system modifications required by December 31, 1999.

The Company has considered the potential effect of Year 2000 issues on the Company's business, results of operations, and financial condition if key suppliers and vendors do not become year 2000 compliant in a timely manner. Management has taken reasonable steps to verify the year 2000 readiness of its suppliers, vendors and customers.


DIVIDEND ACTION
----------------------------
On November 5, 1998 the Board of Directors voted not to declare a cash dividend in the quarter.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR
--------------------------------------------------------------------

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




Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Shareholders of Robinson Nugent, Inc. was held on November 5, 1998 for the following purposes:

          1.  Election of two (2) directors to hold office for three
          (3) years from the meeting date as follows:
                                                  Vote
                                   --------------------------------
           Shares:                For        Withheld     No Vote
                                  ----         --------      -------

           Patrick C. Duffy    4,034,975     117,849         --
           Richard L. Mattox   3,845,975     306,849         --

          The following directors shall continue their term of office as a director from November 5, 1998:

           Larry W. Burke     - 1 year
           James W. Robinson  - 1 year
           Samuel C. Robinson - 2 years
           Jerrol Z. Miles    - 2 years
           Richard W. Strain  - 2 years


          2. Ratification of the selection of Deloitte & Touche LLP as certified public accountants for the Company for the fiscal year ending June 30, 1999.
                                             Vote
                              --------------------------------------
                              For     Against  Abstain  No Vote
                              ----     -------   -------   -------
           Shares:         3,884,008 241,227  27,589        --

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  See Index to Exhibits.

               (b) No reports or Form 8-K were filed during the quarter ended December 31, 1998.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Robinson Nugent, Inc.
                                   ------------------------------
                                                (Registrant)


Date  February 15, 1999            /s/ Larry W. Burke
      -------------------          ------------------------------
                                   Larry W. Burke
                                    President  and  Chief  Executive
                                    Officer



Date  February 15, 1999            /s/ Robert L. Knabel
      -------------------          ------------------------------
                                   Robert L. Knabel
                                    Vice  President,  Treasurer  and
                                    Chief Financial Officer

                              FORM 10-Q

                          INDEX TO EXHIBITS



Number of                                               Sequential
   Item                                                 Numbering
Assigned in                                               System
Regulation S-K                                         Page Number
   Item 601            Description of Exhibit           of Exhibit
--------------      --------------------------------    --------

    (2)            Not applicable.

    (4)      4.1   Specimen certificate for Common Shares,
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