Form 10-Q/A
period 1998-12-31
ROBINSON NUGENT INC
filed 1999-02-19
CIK 276747

()
                                   ()
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                              FORM 10-Q/A-1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended        DECEMBER 31, 1998
                                      ---------------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                              -----------         ----------

Commission File Number                     0-9010
                         -------------------------------------

                         ROBINSON NUGENT, INC.
         (Exact name of registrant as specified in its charter)
-----------------------------------------------------------------

            INDIANA                              35-0957603
-------------------------------------------------------------------------
-----------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)

  800 East Eighth Street, New Albany, Indiana     47151-1208
-----------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (812) 945-0211
                                                   --------------

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



Part II, Other Information, Item 4, is hereby amended to read as follows:



                       PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Shareholders of Robinson Nugent, Inc. was held on November 5, 1998 for the following purposes:

          1. Election of two (2) directors to hold office for three (3) years from the meeting date as follows:
                                                  Vote
                                   --------------------------------
           Shares:                For        Withheld     No Vote
                                   ---       --------       ------
           Patrick C. Duffy    4,034,975     117,849         --
           Richard L. Mattox   3,845,975     306,849         --

          The following directors shall continue their term of office as a director from November 5, 1998:

           Larry W. Burke          - 1 year
           James W. Robinson  - 1 year
           Donald C. Neel          - 1 year
           Ben M. Streepey    - 1 year
           Samuel C. Robinson - 2 years
           Jerrol Z. Miles    - 2 years
           Richard W. Strain  - 2 years


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




                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Robinson Nugent, Inc.
                                   ------------------------------
                                                (Registrant)


Date  February 19, 1999            /s/ Larry W. Burke
     -----------------------              ------------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer



Date  February 19, 1999            /s/ Robert L. Knabel
      -----------------------      -----------------------------
                                   Robert L. Knabel
                                   Vice President, Treasurer and Chief
                                    Financial Officer