Form 10-Q
period 1999-03-31
ROBINSON NUGENT INC
filed 1999-05-14
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                                FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended          MARCH 31, 1999
                                   --------------------------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                   ------------        ----------

Commission File Number                     0-9010
                         ----------------------------------

                               ROBINSON NUGENT,
INC.
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            INDIANA                                   35-0957603
------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

  800 East Eighth Street, New Albany, Indiana           47151-1208
------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (812) 945-0211
------------------------------------------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of April 30 1999, the registrant had outstanding 4,921,186 common shares without par value.


     The Index to Exhibits is located at page 15 in the sequential numbering system. Total pages: 16.

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                  INDEX




                                                                  Page No.
                                                                  -------
PART I. Financial Information:


    Item 1. Financial Statements (Unaudited)


        Consolidated balance sheets at March 31,1999,
        March 31, 1998 and June 30, 1998                           . . . 3

        Consolidated statements of operations for the three and
        nine months ended March 31, 1999 and March 31, 1998        . . . 5


        Consolidated statements of cash flows for the nine
        months ended March 31, 1999 and March 31,1998              . . . 6


        Notes to consolidated financial statements                 . . . 7


    Item 2. Management's discussion and analysis of financial
            condition and results of operations                    . . . 8


PART II.    Other Information                                      . . . 12

                     PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS
                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                             (IN THOUSANDS)

                                          March 31          June 30
                                   ---------------------    -------
ASSETS                               1999         1998        1998
                                   -------      -------     -------
                                       (Unaudited)
Current assets:

 Cash and cash equivalents         $ 1,435      $ 2,379     $   959

 Accounts receivable, net           10,466       11,071       9,274

 Inventories:
   Raw materials                       771          988       1,497
   Work in process                   5,336        6,750       5,595
   Finished goods                    3,965        3,049       2,970
                                   -------      -------     -------
     Total inventories              10,072       10,787      10,062

 Other current assets                2,153        1,865       2,012
                                   -------      -------     -------
   Total current assets             24,126       26,102      22,307
                                   -------      -------     -------

Property, plant & equipment, net    18,557       19,725      19,424

Other assets                           470          153         571
                                   -------      -------     -------

   Total assets                    $43,153      $45,980     $42,302
                                   =======      =======     =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE DATA)


                                               March 31        June 30
                                         -------------------   -------
LIABILITIES AND SHAREHOLDERS' EQUITY       1999        1998      1998
                                         -------     -------   -------
                                             (Unaudited)
Current liabilities:

 Current installments of long-term debt  $   455     $   367   $   367
 Short-term borrowings                        --          --       570
 Accounts payable                          5,913       5,047     5,147
 Accrued expenses                          4,724       4,707     5,483
 Income taxes                                 --          38        --
                                         -------     -------   -------
   Total current liabilities              11,092      10,159    11,567
                                         -------     -------   -------

Long-term debt, excluding current
 installments                              8,583       8,720     7,607
Other Liabilities                          1,050          --        --
Deferred income taxes                         --         822        --
                                         -------     -------   -------
   Total liabilities                      20,725      19,701    19,174
                                         -------     -------   -------

Shareholders' equity:
 Common shares without par value
  Authorized shares:  15,000,000;
  issued shares:  6,851,250               20,950      20,950    20,950
 Retained earnings                        13,713      17,240    14,563
 Equity adjustment from foreign
  currency translation                       641       1,195       713
 Employee stock purchase plan loans
  and deferred compensation                  (82)       (114)     (106)
 Less cost of common shares in treasury;
   1,930,064 shares at March 31, 1999, and
   1,959,485 shares at March 31, 1998 and
   June 30, 1998                         (12,794)    (12,992)  (12,992)
                                         -------     -------   -------
   Total shareholders' equity             22,428      26,279    23,128
                                         -------     -------   -------

   Total liabilities and shareholders'
    equity                               $43,153     $45,980   $42,302
                                         =======     =======   =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                 Three Months Ended    Nine Months Ended
                                       March 31             March 31
                                 --------------------  ------------------
                                   1999        1998      1999      1998
                                 -------     -------   -------   -------
                                     (Unaudited)          (Unaudited)
Net sales                        $18,657     $19,658   $51,073   $57,777
Cost of sales                     13,849      16,729    39,560    47,938
                                 -------     -------   -------   -------
 Gross profit                      4,808       2,929    11,513     9,839

Selling, general and
 administrative  expenses          3,598       3,801    10,296    11,001
Special and unusual charges          335       3,093     1,426     3,093
                                 -------     -------   -------   -------
 Operating income (loss)             875      (3,965)     (209)   (4,255)
                                 -------     -------   -------   -------

Other income (expense):
 Interest income                      14          13        45        64
 Interest expense                   (216)       (161)     (576)     (430)
 Royalty income                       21          --        21         2
                                 -------     -------   -------   -------
 Currency loss                       (54)        (98)     (118)      (10)
                                    (235)       (246)     (628)     (374)
                                 -------     -------   -------   -------

Income (loss) before income taxes                640    (4,211)     (837)
(4,629)
Income taxes                         132        (923)      (67)     (977)
                                 -------     -------   -------   -------
Net income (loss)                $   508     $(3,288)  $  (770)  $(3,652)

Other comprehensive income (loss):
 Foreign currency translation
   adjustments                      (451)         82       (72)     (878)
 Income tax (expense) benefit         51          21       (60)     (110)
                                 -------     -------   -------   -------
Comprehensive income (loss)      $   108     $(3,185)  $  (902)  $(4,420)
                                 =======     =======   =======   =======


Per share data:

Net income (loss) per common
share                            $   .10     $  (.67)  $  (.16)  $  (.75)
                                 =======     =======   =======   =======

Weighted average number of
 common shares outstanding         4,912       4,892     4,901     4,892
                                 =======     =======   =======   =======

Net income (loss) per common share,
 assuming dilution               $   .10     $  (.67)  $  (.16)  $  (.75)
                                 =======     =======   =======   =======

Adjusted weighted average number
 of common shares, including common
 share equivalents                 4,915       4,892     4,901     4,892
                                 =======     =======   =======   =======

Dividends per common share       $    --     $   .03   $    --   $   .09
                                 =======     =======   =======   =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (IN THOUSANDS)


                                                Nine Months Ended
                                                      March 31
                                               ----------------------
                                                 1999         1998
                                               -------      -------
                                                   (Unaudited)
Cash flows from operating activities:
  Net loss                                     $  (770)     $(3,652)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                3,225        7,095
    Gain (loss) on the sale or disposal of
     capital assets                                (83)         110
Change in assets and liabilities:
    Receivables                                 (1,192)         713
    Inventories                                    (10)         313
    Other current assets                          (711)        (509)
    Increase in other assets                        72           --
    Accounts payable and accrued expenses            7         (423)
    Other liabilities                            1,050           --
    Income taxes                                    --       (1,562)
                                               -------      -------
      Net cash provided by operating
        activities                               1,588        2,085
                                               -------      -------

Cash flows from investing activities:
  Capital expenditures                          (4,361)      (6,009)
  Proceeds from the sale of capital assets       2,126           --
                                               -------      -------
      Net cash used in investing activities     (2,235)      (6,009)
                                               -------      -------

Cash flows from financing activities:
  Proceeds from short-term bank borrowings         250           --
  Repayments of short-term bank borrowings        (250)          --
  Proceeds from long-term debt                   4,420        3,250
  Repayments of long-term debt                  (3,424)        (317)
  Cash dividends paid                               --         (440)
  Repayments of employee stock purchase
    plan loans                                      20           53

 Proceeds from sale of treasury shares             --            14
  Grants of treasury shares                        118           --
  Stock options exercised                           --           32
                                               -------      -------
      Net cash provided by financing activities               1,134
2,592
                                               -------      -------

Effect of exchange rate changes on cash            (11)        (407)
                                               -------      -------
Increase, decrease in cash and cash
equivalents                                        476       (1,739)
Cash and cash equivalents at beginning
of period                                          959        4,118
                                               -------      -------
Cash and cash equivalents at end of period     $ 1,435      $ 2,379
                                               =======      =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               MARCH 31, 1999 AND 1998, AND JUNE 30, 1998

                             (IN THOUSANDS)



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

3. The Company recorded special and unusual charges of $335 before taxes, in the quarter and $1,426 year to date. These expenses are presented separately as a component of the operating income (loss) in the consolidated statements of operations. The year-to-date special and unusual expenses include $532 of expenses related to the move of the Company's cable assembly operations from North Carolina to Reynosa, Mexico. Also included are $912 of personnel costs incurred to design and implement a new worldwide information system that not only satisfies Year 2000 requirements, but will also provide improved internal and external data communications and more effective management information.

4. The Financial Accounting Standards Board has issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company adopted these new standards in fiscal 1999, and they became effective in the prior quarterly report.

5. The following tables present the Company's revenues and income (loss) before income taxes by geographic segment:


NET SALES

                            Three Months Ended      Nine Months Ended
                                 March 31                March 31
                           --------------------   ---------------------
                              1999       1998       1999        1998
                           -------    -------     -------     -------
   United States:
   Domestic                $11,227    $12,929     $31,985     $36,365
   Export:
      Europe                    --         20          --          78
      Asia                      --         --          --           7
      Rest of world            854        493       1,859       1,206
                           -------    -------     -------     -------
      Total export sales       854        513       1,859       1,291
                           -------    -------     -------     -------
      Total sales to
       customers            12,081     13,442      33,844      37,656
   Intercompany              1,426      1,776       3,680       6,114
                           -------    -------     -------     -------
      Total United States   13,507     15,218      37,524      43,770
                           -------    -------     -------     -------

   Europe:
      Total sales to
       domestic customers    4,994      4,543      12,815      14,495
      Intercompany             978        927       2,005       3,179
                           -------    -------     -------     -------
          Total Europe       5,972      5,470      14,820      17,674

   Asia:
      Total sales to
       domestic customers    1,582      1,673       4,414       5,626
   Intercompany                946      1,285       2,864       2,988
                           -------    -------     -------     -------
          Total Asia         2,528      2,958       7,278       8,614
                           -------    -------     -------     -------
   Eliminations             (3,350)    (3,988)     (8,549)    (12,281)
                           -------    -------     -------     -------
   Consolidated            $18,657    $19,658     $51,073     $57,777
                           =======   =======     =======     =======


   INCOME (L0SS) BEFORE INCOME TAXES:

                           Three Months Ended     Nine Months Ended
                                 March 31               March 31
                           --------------------   --------------------
                              1999       1998       1999        1998
                           -------    -------     -------     -------
   United States(1)        $   296    $(2,753)    $  (484)    $(3,228)
   Europe                      316     (1,278)       (269)     (1,293)
   Asia                                    28        (180)        (84)
(108)
                           -------    -------     -------     -------
   Consolidated            $   640    $(4,211)    $  (837)    $(4,629)
                           =======    =======     =======     =======

        (1) United States income (loss) before income taxes for the quarter and the nine months ended March 31, 1999 includes special and unusual charges of $335 and $1,426, respectively.
              United States loss before income taxes for the quarter and nine months ended March 31, 1998 includes special and unusual charges of $3,093.

                     PART I.  FINANCIAL INFORMATION

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Customer orders for the quarter ended March 31, 1999, amounted to $20.3 million, up 13 percent from orders of $18.0 million in the prior quarter of the year, and up 9 percent from orders of $18.7 million in the third quarter of the prior year. This increase over the prior quarter reflects a 30 percent increase in Europe and a 12 percent increase in the United States. Customer orders in Asia were $1.3 million compared to $1.8 million in the second quarter of the year. The Company increased its backlog of unshipped orders in the quarter by $2.2 million or 17 percent, to $15.0 million. The Company increased its backlog in every geographic region that it serves. The backlog in the United States increased by $1.1 million or 13 percent, while Europe and Asia were up $.9 million (35 percent) and $.4 million (19 percent) respectively. The backlog of unshipped orders at March 31, 1998 was $13.5 million. Based on the improved incoming order activity and a higher backlog of unshipped orders, management anticipates improved profitability in future quarters. Net sales for the quarter were $18.7 million compared to $17.5 million in the second quarter of the year, and $19.7 million in the same period a year ago. Net sales for the nine months ended March 31, 1999 were $51.1 million compared to $57.8 million in the prior year.

Customer sales in the United States were $12.1 million compared to $13.4 million in the third quarter of the prior year, and $11.6 million in the prior quarter. The Company experienced a mild decline in the sales of its more mature products, such as integrated circuit sockets and several versions of connectors used in older backpanel technology. The U.S. operations of the Company continue to experience higher levels of incoming orders and sales activity on its more profitable METPAKr2 connectors, and its high-density, surface mount, fine pitch board-to-board interconnect systems. Sales of these types of connectors are being driven by the dramatic increase in internet activity. They are being used in high-speed routers, computer workstations, high-end servers and other communication and networking components.

European customer sales were $5.0 million compared to $4.5 million in the third quarter of the prior year, and $4.3 million in the prior quarter. The higher sales reflect an increase in sales of newer, more profitable smart card reader and PCMCIA connectors. New applications of Smart Card and PCMCIA technologies are driving customer demand for these connectors. These applications currently include their use in communications equipment and digital satellite receivers. The income before income taxes for European operations was $316,000 in the quarter compared to a loss of $29,000 in the prior quarter, and compared to a loss of $556,000 in the first quarter of the year. Based on Europe's incoming order activity and the increase in the backlog of unshipped orders to $3.5 million as of March 31, 1999, management anticipates that the performance of the European business unit will continue to improve.

Customer sales in Asia, which includes sales in Japan, Malaysia, and Singapore, China and other Pacific Rim countries were $1.6 million in the quarter compared to $1.5 million in the second quarter, and $1.7 million in the third quarter of the prior year. The economic and social conditions in the region and the instability of the Japanese yen and other Asian currencies continue to impact sales in this region. Sales in China, a rapidly growing electronics market, are increasing and represent a growing opportunity for the Company.

Gross profits improved in the quarter ended March 31, 1999 to $4.8 million or 26 percent of net sales, compared to $2.9 million or 15 percent of net sales in the prior year. Gross profits for the nine months ended March 31, 1999 increased to $11.5 million, or 22.5 percent of net sales, compared to $9.8 million, or 17 percent of net sales, in the prior year. Gross profits are net of engineering charges associated with new product development, which amounted to $2.7 million or 5.2 percent of net sales, year to date, compared to $2.9 million or 5.0 percent of net sales in the prior year. The increase in gross profits in the quarter compared to the prior year reflects higher gross margins, improved manufacturing efficiencies in the face of continued competitive price pressures worldwide and the favorable effect of manufacturing cost reduction programs attained through improved efficiencies in plant operations.

Selling, general and administrative expenses of $3.6 million for the nine months ended March 31, 1999 decreased 5.4 percent compared to expenses of $3.8 million in the prior year. Lower sales and marketing expenses in the United States and Europe, coupled with lower administrative expenses in Asia, were partially offset by an increase in administrative, recruiting and compensation expenses in the United States. The recruiting expenses were associated with the employment of two key executives, the Vice President of Global Marketing and the Vice President of North American Sales. Both of the individuals hired are highly experience in the industry and are expected to have a significant impact on the growth of the Company in future quarters.

The Company recorded special and unusual charges of $335,000, before taxes, in the quarter and $1.4 million year to date. The year-to-date expenses include $532,000 of special charges related to the move of the Company's cable assembly operations from North Carolina to Reynosa, Mexico, which were recorded in the first quarter of the year. Also included are $912,000 of personnel costs incurred to design and implement a new worldwide information system that will satisfy year 2000 requirements and provide improved internal and external data communications and more effective management information.

The Company recorded $3,093,000 of restructuring and unusual charges in the third quarter of the prior year. These charges included $1,184,000 of restructuring expenses related to the reorganization of the sales organization in Europe, manufacturing operations in North America and Europe, and the discontinuation of several product lines. Approximately $232,000 of these charges related to the cost of workforce reductions implemented to reduce the Company's cost structure and to enable it to meet changes in the market place. The remaining $952,000 reflects the cost of disposal and the reduction in the carrying value of assets affected by this restructuring. In addition, unusual charges of $1,909,000 relating to a reduction in the carrying value of various assembly equipment, mold tools, dies and related inventory were taken in the quarter. These costs resulted from management's evaluation of the Company's ability to recover these asset costs given the market conditions that existed at that time.

Other income and expense for the three months ended March 31, 1999 reflect net expenses of $235,000 compared to $246,000 for the comparable three-month period in the prior year. Year-to-date other income and expense reflect net expenses of $628,000 compared to $374,000 in the prior year. Other income and expense reflects a year-to-date currency loss of $118,000 in the current year, compared to a $10,000 currency loss in the prior year. The currency loss reflects a loss of $80,000 in the United States, $15,000 in Europe and $23,000 in Asia. Year-to-date interest expense increased from $430,000 in the prior period to $576,000 in the current year due primarily to an increase in long-term debt.

The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates. Income tax benefit has been accrued for loss generated in the United States, but no tax benefit has been recognized on year-to-date pretax losses incurred in Belgium, Scotland, Malaysia and Japan. The Company maintains a valuation allowance for tax benefits of prior period net operating losses in various jurisdictions. At such time as management is able to project the probable utilization of all or part of these net operating loss carryforward provisions, the valuation allowances for these deferred tax assets will be reversed.

The net profit in the quarter ended March 31, 1999 amounted to $508,000 or 10 cents per share, including special and unusual expenses of $218,000 (after income taxes) or 4 cents per share, compared to a net loss of $3.3 million or 67 cents per share, in the same period of the prior year.

The profitability attained in the quarter just ended reflects a significant improvement in operating performance over the prior quarter and the prior year. Sales increased 7 percent from $17.5 million in the second quarter of the year to $18.7 million in the current quarter. Gross profits as a percent of sales increased to 26 percent. The Company generated pretax income, excluding special and unusual expenses, of $1.0 million compared to $422,000 in the prior quarter. Management anticipates that the Company's performance will continue to improve based on the higher levels of incoming orders, improving margins and lower operating costs, combined with the acceleration of the development of high-quality, enhanced performance products for our customers.


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Working capital at March 31, 1999 amounted to $13.0 million compared to $15.9 million at March 31, 1998 and $10.7 million at June 30, 1998. The current ratio was 2.2 to 1 at March 31, 1999 compared to 2.6 to 1 at March 31, 1998. The decrease in working capital, compared to the prior year, primarily reflects a reduction in cash, accounts receivable and inventory, and by increases in accounts payable.

In November 1998, the Company amended its existing credit agreement, and entered into a new term loan agreement with its primary bank. The amendments to the credit agreement included the elimination of a scheduled $1.0 million decrease in the credit facility, revised financial covenants, and the pledge of accounts receivable and inventory as collateral for this agreement. This collateral will be released by the bank as the Company achieves certain financial ratio levels. Long term borrowings under this facility were $7.5 million as of March 31, 1999, and include a new $1.3 million term loan that is secured by a mortgage on the facility in Dallas, Texas. Long-term debt, excluding current installments, was $8.6 million or 38 percent of shareholders' equity at March 31, 1999, compared to $7.6 million or 33 percent of shareholders' equity at June 30, 1998.

In March 1999, the Company sold its manufacturing facility in Delemont, Switzerland for approximately $2.0 million in cash, for an insignificant loss. This facility has been idle ever since the Company's European manufacturing operations were relocated to Scotland. The proceeds from this transaction were used to reduce the Companies long-term debt. In conjunction with this sale, the Company agreed to lease a portion of this facility back from the buyer at a fair market lease rate.

The Company believes future working capital and capital expenditure requirements can be met from cash provided by operating activities, existing cash balances, and borrowings available under the existing credit facilities.

INFORMATION SYSTEMS AND YEAR 2000 ISSUES
----------------------------------------

The Company is currently in the process of replacing the management information systems of its operations in the United States and Europe, including; order management, manufacturing resource planning, finance and accounting. These systems are scheduled to be operational by September 30, 1999 at a total cost of approximately $6.6 million. The Company incurred costs in the current and prior periods of approximately $4.2 million. Expenditures in the current quarter include $335,000 of personnel costs reflected in the special and unusual expense category of the statement of operations, and $761,000 of capital expenditures. Funding for these expenditures has been provided by operating activities, existing cash balances and borrowings available under the existing credit facilities.

This new information system was activated within the United States connector operations on May 3, 1999. As of the date of this report, management has not experienced nor does it currently anticipate any significant negative effects upon operations from the implementation and activation of the new information system. Cable assembly operations in the United States and European operations are expected to be activated in the early part of the next fiscal year.

The Company expects that this new integrated system will increase operational efficiencies, lower costs and support future growth. It also addresses the impact of the year 2000 on current information systems. The Company's future operating results and financial condition could be adversely affected by functional or performance difficulties with the new system during the transition period. No such problems have occurred or have been identified as of the start-up of the new system in the United States.

The Company is currently developing contingency plans in the event of any significant failures within the new management information system. Management is uncertain as to the effects of any such failure on the Company's results of operations, liquidity and financial conditions, but all material and significant effects are being considered and addressed.

Management information systems in Asia have been implemented to make them Year 2000 compliant. In addition, other information and operational systems have been assessed related to the impact of the year 2000. Plans have been developed and partially implemented to address system modifications required by December 31, 1999.

The Company has considered the potential effect of Year 2000 issues on the Company's business, results of operations, and financial condition if key suppliers and vendors do not become year 2000 compliant in a timely manner. Management will continue to evaluate the readiness of its suppliers, vendors and customers to ensure their compliance with the Year 2000 requirements.


Dividend Action

On April 29, 1999 the Board of Directors voted not to declare a cash dividend in the quarter.


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

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  See Index to Exhibits.

               (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Robinson Nugent, Inc.
                                   ---------------------------------
                                                (Registrant)


Date   May 14, 1999                /s/ Larry W. Burke
     --------------                ---------------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer



Date   May 14, 1999                /s/ Robert L. Knabel
     --------------                ---------------------------------
                                   Robert L. Knabel
                                   Vice President, Treasurer and Chief
                                    Financial Officer

                                FORM 10-Q

                            INDEX TO EXHIBITS



Number of                                               Sequential
   Item                                                 Numbering
Assigned in                                               System
Regulation S-K                                         Page Number
   Item 601            Description of Exhibit           of Exhibit
--------------      -------------------------------    -------------

    (2)            Not applicable.

    (4)      4.1   Specimen certificate for Common Shares,
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