Form 10-K405
period 1999-06-30
ROBINSON NUGENT INC
filed 1999-09-27
CIK 276747

1


        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            FORM 10-K


[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1999

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EX-CHANGE ACT OF 1934

     For the transition period from                 to

                              ---------------      ------------
Commission file number 0-9010

                              ROBINSON NUGENT, INC.
                   ---------------------------
     (Exact name of registrant as specified in its charter)

           Indiana                                 35-0957603
-------------------------------                   ---------------

(State or other jurisdiction of                     (I.R.S.
Employer
 organization or incorporation)                Identification
Number)

800 East Eighth Street, New Albany, Indiana        47151-1208
-------------------------------------------        --------------
 (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:  (812) 945-0211

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
Yes   X    No
    -----     -----
      The aggregate market value of Common Shares held by nonaffiliates of the registrant, based on the closing price of the Common Shares of $5.25, as of August 12, 1999, was approximately $11,300,000.

      As  of  September 15, 1999, the registrant had  outstanding
4,932,687 Common Shares, without par value.

              DOCUMENTS INCORPORATED BY REFERENCE:


                                               PARTS OF FORM 10-K INTO WHICH
          IDENTITY OF DOCUMENT                  DOCUMENT ISINCORPORATED
---------------------------------------           --------------------

1999  Annual Report to Shareholders                      Parts  I and II

Definitive Proxy Statement with respect to              Parts  II and III
the 1999 Annual Meeting of Shareholders

      Indicate by check mark if disclosure of delinquent people pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ X ]

                             PART I
                              ------
ITEM 1.   BUSINESS
------    --------
GENERAL
-------
       Robinson Nugent, Inc. (the "Company"), an Indiana corporation organized in 1955, designs, manufactures and markets electronic devices used to interconnect components of electronic systems. The Company's principal products are integrated circuit sockets; connectors used in board-to-board, wire-to-board, and wire-to-wire applications; and custom molded-on cable assemblies. The Company also offers application tooling that is used in applying wire and cable to its connectors.

        The   Company's   products   are   used   in   electronic
telecommunication equipment including switching and networking equipment such as servers and routers, modems and PBX stations; data processing equipment such as mainframe computers, personal computers, workstations, CAD systems; peripheral equipment such as printers, disk drives, plotters and point-of-sale terminals; industrial controls and electronic instruments; consumer products; and a variety of other applications.

      Major markets are the United States, Europe, Japan, and the Southeast Asian countries including Singapore and Malaysia. Manufacturing facilities are located in New Albany, Indiana; Dallas, Texas; Fremont, California; Reynosa, Mexico; Sungai Petani, Malaysia; Inchinnan, Scotland; and Hamont-Achel, Belgium.

      Corporate headquarters are located in New Albany, Indiana, which also is the site for the Company's corporate engineering, research and development, preproduction and testing of new products. International headquarters are located in s-Hertogenbosch, Netherlands; Singapore; and Tokyo, Japan.

PRODUCTS
--------
       The Company produces a broad range of sockets that accommodate a variety of integrated circuit package styles. Sockets are offered for dual-in-line package (DIP) and pin grid array (PGA) devices, as well as plastic leaded and leadless chip carriers (PLCC).

      Sockets are used in a wide variety of applications within electronic equipment, but are primarily used to connect integrated circuits, such as microprocessors and memory devices, to an electronic printed circuit board (PCB). In many applications, semiconductor devices have been subject to replacement, which encouraged the use of a socket rather than soldering the device directly to the printed circuit board. But, due to the improved reliability of semiconductor technology, more and more semiconductor chips are being soldered directly to PCB's. This trend will continue to reduce the worldwide demand for sockets.

     Dual in-line memory module (DIMM) sockets were introduced in fiscal 1992 and were designed to interconnect dual in-line memory modules with electronic printed circuit boards.  During 1996, the industry acceptance of this
technology resulted in a migration of DIMM products from being customer specific design components, to become a standardized component. The enlarged worldwide market volume has resulted in increased competition and rapid price erosion. The Company introduced a lower cost version of this DIMM product line in an attempt to be more competitive at the lower market prices. During 1998, the Company decided to phase out certain models of the low-cost version of this product line because increased offshore competition had resulted in unacceptable profit margins. The Company has been able to continue to profitably sell the original version of this product in recent years.

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

     The Company offers several product families in the two-piece
style  of  connectors.   These connectors  are  used  to  connect
printed  circuit  boards  which are positioned  either  at  right
angles,  in-line,  or parallel stacked at close  intervals.   The
products offered include .025 inch square post connectors and receptacle sockets; DIN series connectors; high-density, high-pin-count connectors (HDC); half-pitch, high-density (RN PAK-50-Registered Trademark-) connectors; and a higher pin count 2-millimeter-spaced connector (METPAK-Registered Trademark-2) used in backplane applications. In addition, a line of high density
 .8mm (RN PAK 8-TM-) and .5mm (RN PAK 5-TM-) board stacking interconnects are offered by the Company to address the growing demand for miniaturized connectors in the portable computer, communication equipment and other markets.

      The DIN series of connectors has many variations in connecting configurations and pin count. The product is based on a European standard, but has gained wide acceptance in the U.S. and other markets worldwide. While there are a large number of producers of DIN connectors in Europe, the Company is one of a limited number of manufacturers producing the product in the U.S.

      The high-pin-count, high-density connector (HDC) includes pin counts ranging from 60 to 492 in a three- and four-row configuration. This connector family, along with DIN connectors, is widely used on backplane applications and frequently requires the terminals to be press-fit to the backplane. This is accomplished by forming a compliant section in the tails of the connector contacts that, when pressed into a plated through-hole on a backplane PCB, it forms a reliable gas-tight connection. The Company has become recognized as a leader in press-fit backplane connectors and has focused marketing efforts in promoting its products for this type of application.

     The Company's half-pitch (PAK-50) connector family has been accepted as one of the industry's most reliable .050 inch spaced connectors. The contact
design   and   compact  shape  has  gained  wide  acceptance   in
applications, such as small form factor computers that require connectors that are highly reliable yet consume little space.

      The METPAK-Registered Trademark-2 series of connectors includes four and five row versions of both standard and inverse configurations. The METPAK-Registered Trademark-2 is an industry standard connector style used in board-to-board and board-to-back plane applications and over time has displaced some of the more mature product types such as the DIN series and HDC connectors. This product line has wide acceptance in many new applications, primarily in the computer workstations, telecommunication and data communication equipment and other networking equipment used to support the Internet. The inverse METPAK-Registered Trademark-2 is a Company patented design which has gained acceptance in mid-range computer, networking and communications equipment.

Robinson Nugent introduced a new line of high-speed backplane connectors in 1999 to the U.S. and Asian markets. These connectors are known throughout the industry as Compact PCI connectors that comply with existing industry standards for this type of product. Robinson Nugent is marketing this product line as the next generation backplane connector for use in data communication, telecommunication, and other high-speed, high-density applications.

Our engineers have developed a new generation of high-speed backplane connectors that will provide the basis for additional sales growth in this market niche in the coming years. These high-speed, hard-metric connectors (HSHM) will provide the customer with the capability to process signals at speeds that are not economically or commercially feasible with existing generations of backplane connectors. This new product line provides for higher-speed data signal transmissions with greater signal integrity, at a greater contact density than connectors currently available. These backplane connectors will be available in the spring of 2000.

PAK-5-TM- and PAK-8-TM-represent the latest high density, surface mount, fine pitch board-to-board interconnect systems offered by the Company. As electronic systems continue to downsize and the need for higher pin counts continues to increase, electronic interconnect manufacturers are forced to shrink connector geometry. The PAK-5-TM- series is available with a "floating" contact, accommodating potential torsional and positional discrepancies incurred with tolerance build up when stacking connectors. The PAK-8-TM-series utilizes a hermaphroditic two-point contact construction that maximizes contact wiping action, minimizes contact resistance and insures a highly reliable contact interface. This connector series is available in sizes ranging from 16 position to 100 position product and in stacking heights ranging from 3mm to 11.5mm. These interconnects offer system designers the board-to-board stacking solutions required for today's miniaturized electronic system designs.

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

      Cablelink, Incorporated, a wholly-owned subsidiary of the Company, produces electronic cable assemblies of various types including insulation displacement connector, fabricated and molded-on cable assemblies. Cablelink utilizes Robinson Nugent connectors whenever possible, but also provides cable assemblies with other manufacturers' connectors if the customer is specific regarding its requirements.

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

RESEARCH, DEVELOPMENT AND ENGINEERING
-------------------------------------
      The Company's worldwide engineering efforts are directed toward the development of new products to meet customer needs, the improvement of manufacturing processes and the adaptation of new materials to all products. New products include new creations as well as the design of derivative products to meet both the needs of the general market and customer proprietary custom designs. Engineering development covers new or improved manufacturing processes, assembly and inspection equipment, and the adaptation of new plastics and metals to all products. In recent years, the Company's products have become more sophisticated and complex in response to developments in semiconductors and their applications. The Company has the engineering capability to analyze customer designed, high-speed applications and to design connectors that reduce electrical interference that can result from very high processing speeds of newer and more powerful microprocessors.

     The Company's expenditures for research, development and engineering were approximately $3.5 million in 1999, $4.0 million in 1998 and $3.4 million in 1997.

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

SALES AND DISTRIBUTION
----------------------
     The Company sells its products in the United States and international markets. The primary market for Robinson Nugent is the United States, which produces approximately two-thirds of the consolidated sales of the Company. Its principal markets outside the United States are Europe, including the United Kingdom and Scandinavia, Japan, Singapore, Malaysia, Hong Kong, and the emerging market of China. Sales to other Far East countries will continue to provide business opportunities and are expected to grow moderately. Sales in China have been initiated and have resulted in the Company doing business in China through a Hong Kong distributor.

      Sales outside the United States accounted for 37 percent of total sales in 1999, 36 percent in 1998, and 38 percent in 1997. The Company believes that the growth and development of its presence in global markets is essential to support its customer base. This was particularly the case in Asia, where until recently the market was considered the fastest growing in the world. It is still currently considered the second largest market for electronics and connector products. The Company does not believe that its international business presents any unusual risks. The recent economic crisis in Asia had a minimal impact on the Company's operating results in the current year. While sales in Japan were unfavorably impacted by the strengthening of the U.S. dollar against the Japanese yen, operating results in Southeast Asia were not affected significantly. Most of the Company's sales to customers in Southeast Asia are transacted in U.S. dollars. These sales were not significantly affected by the currency crisis. The following table sets forth the percentage of Company sales by major geographical location for the periods shown:

                                   YEARS ENDED JUNE 30
                              -----------------------------
                              1999      1998      1997
                              ----      ----      ----
          United States        63%       64%       62%
          Europe               25        25        26
          Asia                  9         9        10
          Other                 3         2         2
                              ---       ---       ---
                              100%      100%      100%
                              ===       ===       ===


     During 1999 the Company had sales of approximately $8.4 million to a single customer, which represents 12 percent of total sales. No sales to a single customer exceeded 10 percent of total net sales in 1998 or 1997.

      Other  financial  data  relating to  domestic  and  foreign operations are included in Note (17), Business Segment and Foreign Sales, of Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of the Results of
Operations and Financial Condition, included herein or incorporated by reference as a part of this Report.

     Principal markets in North America, Europe, and Asia are served by the Company's direct sales force and a network of distributors serving the electronics industry. The Company has U.S. regional offices located in the San Francisco, California and Chicago, Illinois metropolitan areas. Other Company sales offices are located in Japan, Singapore, England, Germany, France, Sweden, and Netherlands. These offices service customers to whom the Company sells directly, provide coordination between the plants and customers, and technical training and assistance to distributors and manufacturers' representatives in their respective territories. Additional marketing expertise is provided by the product marketing specialists located in New

Albany,   Indiana;   Dallas,  North  Carolina;   Kent,   England;
Singapore; and s.Hertogenbosch, Netherlands.

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

BACKLOG
-------
      The Company's backlog was approximately $13.0 million at June 30, 1999, compared to $10.2 million at June 30, 1998 and $14.5 million at June 30, 1997. These amounts represent orders with firm shipment dates acceptable to the customers. The Company does not manufacture pursuant to long-term contracts, and purchase orders are generally cancelable subject to payment by the customer for charges incurred up to the date of cancellation. With just-in-time delivery objectives, customers have reduced order quantities, but are placing orders more frequently and expecting shorter lead times from point of order to point of shipment.

COMPETITION
-----------
     There is active competition in all of the Company's standard product lines. The Company's competitors include both large corporations having significantly more resources than the Company and smaller, highly specialized firms. The Company competes on the basis of customer service, product performance, quality, and price. Worldwide price erosion continued in a variety of the Company's product lines, reflecting a migration of some products to a commodity category, and the leveraging of higher volume purchases. Management believes that the Company's capabilities in customer service, new product design and its continued efforts to reduce cost of products are significant factors in maintaining the Company's competitive position.

MANUFACTURING
-------------
      The Company's manufacturing operations include plastic molding, high-speed precision stamping, electroplating and assembly. The Company designs and builds the majority of its automated and semi-automated assembly machines. Robinson Nugent manufactures most of its goods in-house and utilizes subcontractors and brokered products on a limited basis. The Company is currently developing a plan to relocate a portion of its high-labor content connector manufacturing processes from Dallas, Texas into its facility in Reynosa, Mexico. The Company is making this move in order to enjoy the use of the high-quality, low-cost workforce available in its existing facility.

RAW MATERIALS AND SUPPLIES
-------------------------
      The Company utilizes copper alloys, precious metals, and plastics in the manufacture of its products. Although some raw materials are available from only a few suppliers, the Company believes it has adequate sources of supply for its raw material and component requirements. Raw material prices did not increase or decrease materially during fiscal year 1999.

      The  use  of  gold, while still significant,  has  declined
substantially  over  the past several years.   Plating  processes
using ROBEXTM, a palladium nickel alloy, and tin have accelerated in demand from customers of the Company.

HUMAN RESOURCES
---------------
     As of June 30, 1999, the Company had approximately 722 full-
time  employees; 410 in the United States, 190 in Europe and  122 in Asia and Japan.

PATENTS AND TRADEMARKS
----------------------
     Management believes that success in the electronic connector industry is dependent upon engineering and production skills and marketing ability; however, there is a trend in the industry toward more patent consideration and protection of proprietary designs and knowledge. The Company has pursued patent applications frequently. The Company reviews each new product design for possible patent application. The Company has been granted several patents over the past several years and is presently awaiting acceptance on other pending applications. The Company has obtained registration of its trade and service marks in the United States and in major foreign markets.

ENVIRONMENT
-----------
      The Company's manufacturing facilities are subject to several laws and regulations designed to protect the environment. In the opinion of management, the Company is complying with those laws and regulations in all material respects and compliance has not had and is not expected to have a material effect upon its operations or competitive position.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------
     The current executive officers of the Company are:

                                                   SERVED IN PRESENT
       NAME            AGE       POSITIONS HELD     CAPACITY SINCE
--------------------   ---       --------------    ----------------
Larry W. Burke          59     President & Chief         1990
                               Executive Officer

Robert L. Knabel        41     Vice President,      January 1997
                               Treasurer & Chief
                               Financial Officer

W. Michael Coutu        48     Vice President of          1992
                               Information Technology

Raymond T. Wandell      51     Vice President Sales,      1999
                               North America

Dennis I. Smith         50     Vice President of          1999
                               Global Marketing

      The Bylaws of the Company provide that the officers are to be elected at each Annual Meeting of the Board of Directors. Under the Indiana Business Corporation Law, officers may be removed by the Board of Directors at any time, with or without cause. Mr. David W. Pheteplace, Vice President and General Manager, North American Business Division, resigned as of April 1998.

ITEM 2.   PROPERTIES
------    ----------
      The Company owns a 36,000-square-foot building used for its executive offices, engineering, quality assurance and administrative operations, and an adjacent 83,000-square-foot manufacturing facility located on approximately four acres in New Albany, Indiana. A limited amount of manufacturing operations are performed there, but most of the connector finished goods inventory sold in the U.S. is held at the New Albany site. A major portion of the New Albany manufacturing facility is utilized by the Company's engineering, research and preproduction development groups. In addition, the New Albany facility is instrumental in training plant personnel on new equipment and manufacturing processes prior to release to the manufacturing facilities in Dallas, Europe and Malaysia.

The Company owns a 60,000-square-foot manufacturing facility located on approximately five acres in Dallas, Texas, and a manufacturing and engineering facility with approximately 14,000 square feet in Hamont-Achel, Belgium. In addition, the Company currently leases a facility with approximately 50,000 square feet in Inchinnan, Scotland under a short-term lease arrangement. Management is currently involved in negotiations to purchase this facility for approximately 1.2 million pounds sterling (approximately $1.8 million). Financing for this purchase will be obtained from a bank in the United Kingdom. Robinson Nugent also occupies a manufacturing facility with approximately 21,000 square feet under a long-term lease arrangement in Sungai Petani, Malaysia. This Malaysian facility was originally leased to establish the Cablelink operation in Asia, and currently both cable assemblies and connectors are manufactured there.

In March 1999, Robinson Nugent sold its manufacturing facility in
Delemont,  Switzerland for approximately $2.0  million  in  cash.
This   facility   has   been  idle  ever  since   the   Company's
manufacturing operations were relocated to Scotland.

     The Company's primary electronic cable assembly operations are currently located in a leased manufacturing facility, with approximately 44,000 square feet, in Reynosa, Mexico. Robinson Nugent's Cablelink division began cable assembly operations in Reynosa in September 1998. All operations in Kings Mountain, North Carolina were discontinued by December 1998. The Company is currently obligated under a long-term lease on the Kings Mountain facility through July 2012. Management intends to sublet this facility to minimize the financial impact of this obligation.

Robinson Nugent also leases office space for customer service, sales and administration in the Netherlands; Germany; France;
Sweden;  the  United  Kingdom; Tokyo, Japan; Singapore;  Chicago,
Illinois and Freemeont, California.

ITEM 3.   LEGAL PROCEEDINGS.
------    ------------------
      Other than ordinary routine litigation incidental to the business, there are no pending legal proceedings to which the Company is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ---------------------------------------------------
      No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.


                             PART II
                              -------
ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER
-------   -------------------------------------------------------
          MATTERS
          -------
      The information included under the caption "Price Range and Dividend Information" of the Company's 1999 Annual Report to
Shareholders (the "1999 Report") is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.
-------   ----------------------
      The information contained in the columns "1995-1999" in the table under the caption "Five-Year Financial Summary" of the 1999
Report is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND
-------   -------------------------------------------------------
          THE RESULTS OF OPERATIONS.
          --------------------------
      The information contained under the caption "Management's Discussion and Analysis of the Results of Operations and Financial Condition" of the 1999 Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------
      The  information  contained in the "Consolidated  Financial
Statements of the Company and Notes thereto" and the report of independent auditors in the 1999 Report is incorporated herein by reference.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND
------    -------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------
     There have been no disagreements with the Company's independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or any reportable events.

                            PART III
                              -------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------    ---------------------------------------------------
      The information included under the captions "Nominees," "Business Experience of Directors," "Family Relationships," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive 1999 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
--------    -----------------------
     The information included under the captions "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Report of the Compensation and Stock Option Committees," and "Stock Performance Graph" in the Company's definitive 1999 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.
--------    -----------------------------------------------------
      The information contained under the captions "Beneficial Ownership of Common Shares" and "Nominees" in the Company's definitive 1999 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------    ----------------------------------------------
       The  information  contained  under  the  caption  "Certain
Transactions" in the Company's definitive 1999 Proxy Statement filed pursuant to Rule 14a-6 is incorporated herein by reference.




                             PART IV
                              -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.
--------  -------------------------------------------------------

     (a)  DOCUMENTS FILED AS A PART OF THIS REPORT.
          ----------------------------------------
          (1)  FINANCIAL STATEMENTS
               --------------------
               Reports of Independent Auditors

               Consolidated Balance Sheets as of June  30,  1999,
               1998, and 1997

               Consolidated   Statements   of   Operations    and
               Comprehensive Income for the years ended June 30, 1999, 1998, and 1997

               Consolidated Statements of Shareholders' Equity for the years ended June 30, 1999, 1998, and 1997

               Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998, and 1997

               Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULE
               ----------------------------
               Schedule for the years ended June 30, 1999, 1998, and 1997:

                           II   Valuation and Qualifying Accounts

                              All other schedules are omitted, as
               the  required information is inapplicable  or  the
               information   is  presented  in  the  consolidated
               financial statements or related notes.

          (3)  EXHIBITS
               --------
            3.1 Articles of Incorporation of Robinson
                Nugent, Inc. (Incorporated by reference
                to Exhibit 3.1 to Form S-1 Registration
                Statement No. 2-62521.)

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

           10.6 Trust Agreement dated July 1, 1999         *
                between Robinson Nugent, Inc. and Strong
                Retirement Plan Services, related to the deferred compensation agreement between Robinson Nugent, Inc. and Larry W. Burke, President and Chief Executive Officer.

           10.7 Summary of the 1993 Robinson Nugent, Inc. * Employee and Non-employee Director Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.7 to Form 10-K Report for the fiscal year ending June 30, 1998).

           10.8Summary of Robinson Nugent, Inc. Bonus Plan for fiscal year ended June 30, 2000.

           13.0 1999 Annual Report to Shareholders of
                Robinson Nugent, Inc.

           16.0 No exhibit.

           21.0 The subsidiaries of the registrant are:
                                                     JURISDICTION
                NAME                                OF ORGANIZATION
               ------                                 ------------

                Cablelink, Incorporated              Indiana

                RNL, Inc.                            Indiana

                Robinson Nugent-Dallas, Inc.         Texas

                Robinson Nugent Design Services, Inc.Pennsylvania

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

                Robinson Nugent International, Inc.  Virgin Islands

                Robinson Nugent (Europe) B.V.        Netherlands

                Robinson Nugent (Belgium) B.V.B.A.   Belgium

                Robinson Nugent (Asia Pacific) Pte. Ltd. Singapore

                Robinson Nugent Nordic, filial-till  Sweden
                Robinson Nugent (Europe) B.V.
                The Netherlands

                Robinson Nugent S. de R.L. de C.V.   Mexico

           23.1 Consent of Deloitte & Touche LLP
                Independent Auditors

           23.2 Consent of PricewaterhouseCoopers LLP
                Independent Accountants

           27.0 Financial Data Schedule.

           *    Management contracts or compensatory plans


     (b)  REPORTS ON FORM 8-K
          -------------------
               No exhibit.

                          SIGNATURES
                          ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ROBINSON NUGENT, INC.



Date:    9/24/99             By: /s/ Larry W. Burke
         -------                 -------------------------------
                                 Larry  W.  Burke, President  and Chief
                                 Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    9/24/99             By: /s/ Samuel C. Robinson
         -------                 -------------------------------
                                 Samuel C. Robinson, Director



Date:    9/24/99             By: /s/ Larry W. Burke
         -------                 -------------------------------
                                 Larry W. Burke, Director,
                                 President  and  Chief  Executive Officer
                                (Principal Executive Officer)



Date:    9/24/99             By: /s/ Patrick C. Duffy
         -------                 -------------------------------
                                 Patrick C. Duffy, Director



Date:    9/24/99             By: /s/ Richard L. Mattox
         -------                 -------------------------------
                                 Richard L. Mattox, Director


Date:    9/24/99             By: /s/ Jerrol Z. Miles
         -------                 -------------------------------
                                 Jerrol Z. Miles, Director


Date:    9/24/99             By: /s/ James W. Robinson
         -------                 -------------------------------
                                 James W. Robinson, Director

Date:    9/24/99             By: /s/ Richard W. Strain
         -------                 -------------------------------
                                 Richard W. Strain, Director



Date:    9/24/99             By: /s/ Ben M. Streepey
         -------                 -------------------------------
                                 Ben M. Streepey, Director



Date:    9/24/99             By: /s/ Donald C. Neel
         -------                 -------------------------------
                                 Donald C. Neel, Director



Date:    9/24/99             By: /s/ Robert L. Knabel
         -------                 -------------------------------
                                 Robert L. Knabel, Vice President,
                                 Treasurer  and  Chief  Financial Officer
                                (Principal Financial Officer and
                                 Principal Accounting Officer)

             ROBINSON NUGENT, INC. AND SUBSIDIARIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                  JUNE 30, 1999, 1998, AND 1997



Financial  Statement Schedule for the years ended June 30,  1999,
1998, and 1997 is included herein:


            II   Valuation and Qualifying Accounts




All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             ROBINSON NUGENT, INC. AND SUBSIDIARIES
                    (IN THOUSANDS OF DOLLARS)

       Col. A                 Col. B          Col. C         Col.
D    Col. E
                                            Additions

   DESCRIPTION           BALANCE    CHARGED CHARGED  DEDUCT-   BALANCE
                            AT      TO      TO       TIONS     AT
                         BEGINNING  COSTS &  OTHER   DESCRIBE  END OF
                         OF PERIOD  EXPENSES ACCOUNTS          PERIOD
                                    DESCRIBE

YEAR ENDED JUNE 30, 1999

Deducted from asset accts
 Allowance for doubtful
  accounts                $  571  $ 33    $   --   $ 23(A)   $  581
 Allowance for inventor
  obsolescence & valuation 1,243   640        --    698(B)    1,185
                          ------  ----    ------   ----      ------
       Total              $1,814  $673    $   --   $721      $1,766
                          ======  ====    ======   ====      ======


YEAR ENDED JUNE 30, 1998

Deducted from asset accts
 Allowance for doubtful
  accounts                $  564  $   72  $   --   $   65(A)  $  571
 Allowance for inventory
  obsolescence & valuation 1,565   1,212      --    1,534(B)   1,243
                          ------  ------  ------   ------     ------
  Total                   $2,129  $1,284  $   --   $1,599     $1,814
                          ======  ======  ======   ======     ======


YEAR ENDED JUNE 30, 1997

Deducted from asset accts
 Allowance for doubtful
  accounts                $  739  $   32  $   --   $  207(A)  $  564
 Allowance for inventory
  obsolescence & valuation 1,613   1,062      --    1,110(B)   1,565
                          ------  ------  ------   ------     ------
  Total                   $2,352  $1,094  $   --   $1,317     $2,129
                          ======  ======  ======   ======     ======


See footnotes on following page.

    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (cont'd.)
             ROBINSON NUGENT, INC. AND SUBSIDIARIES
                    (IN THOUSANDS OF DOLLARS)



                                          1999     1998      1997
                                         ------   ------    ------

(A) Summary of activity in Column D follows:
   Reduction of requirements in allowance
    for doubtful accounts                $  -0-   $  -0-    $   83
  Uncollectible accounts written off,
    net of recoveries                        23       52        98
   Currency Translation - (gains)/losses    -0-       13        26
                                         ------   ------    ------
                                         $   23   $   65    $  207
                                         ======   ======    ======

(B) Summary of activity in Column D follows:
   Discontinued and obsolete inventory
    written off, net of recoveries       $  697   $1,919    $  655
   Currency translation - (gains)/losses      1     (385)      455
                                         ------   ------    ------
                                         $  698   $1,534    $1,110
                                         ======   ======    ======

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Robinson Nugent, Inc. New Albany, Indiana

We have audited the consolidated financial statements of Robinson Nugent, Inc. and subsidiaries as of June 30, 1999 and 1998, and for each of the two years in the period ended June 30, 1999, and have issued our report thereon dated August 3,1999; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Louisville, Kentucky
August 3, 1999

                REPORT OF INDEPENDENT ACCOUNTANTS
                ---------------------------------

To  the  Board of Directors and Shareholders of Robinson  Nugent,
Inc.

We have audited the accompanying consolidated balance sheet of Robinson Nugent, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows and the financial statement schedule for the year then ended as listed in
Item 14 of Form 10-K for the year ended June 30, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of Robinson Nugent, Inc. and Subsidiaries as of June 30, 1997 and the results of their operation and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein for the year ended June 30, 1997.


/s/ Coopers & Lybrand L.L.P.

Louisville, Kentucky
August 5, 1997

                      ROBINSON NUGENT, INC.

                    FORM 10-K FOR FISCAL YEAR
                       ENDED JUNE 30, 1999

                        INDEX TO EXHIBITS
                       ------------------
  NUMBER                                              SEQUENTIAL
ASSIGNED IN                                        NUMBERING SYSTEM
REGULATION S-K                                       PAGE NUMBER
  ITEM 601         DESCRIPTION OF EXHIBIT              OF EXHIBIT
--------------     ----------------------           ---------------

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


            4.4 Amendment No. 2 to Rights Agreement dated

                June 11, 1992. (Incorporated by reference to Exhibit 4.4 to Form 8-K Current Report dated July 6, 1992.)

            4.6  Amendment No. 3 to Rights Agreement dated
                February 11, 1998 (Incorporated by reference to Exhibit 4.5 to Form 10-Q Report for the period ended December 31, 1998.)

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

           10.6 Trust Agreement dated July 1, 1999         *
                between Robinson Nugent, Inc. and Strong
                Retirement Plan Services, related to the deferred compensation agreement between Robinson Nugent, Inc. and Larry W. Burke, President and Chief Executive Officer.

           10.7 Summary of the 1993 Robinson Nugent, Inc. * Employee and Non-employee Director Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.7 to Form 10-K Report for the fiscal year ending June 30, 1998).

           10.8Summary of Robinson Nugent, Inc. Bonus Plan for fiscal year ended June 30, 2000.

  (11)          No exhibit.

  (12)          No exhibit.

  (13)     13.0 1999 Annual Report to Shareholders of
                Robinson Nugent, Inc.

  (16)          No exhibit.

  (18)          No exhibit.

  (21)     21.0 The subsidiaries of the registrant are:
                                                     JURISDICTION
                NAME                                OF ORGANIZATION
               -------                              ----------------
                Cablelink, Incorporated              Indiana

                RNL, Inc.                            Indiana

                Robinson Nugent-Dallas, Inc.         Texas

                Robinson Nugent Design Services, Inc.Pennsylvania

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

                Robinson Nugent International, Inc.  Virgin Islands

                Robinson Nugent (Europe) B.V.        Netherlands

                Robinson Nugent (Belgium) B.V.B.A.   Belgium

                Robinson Nugent (Asia Pacific) Pte. Ltd. Singapore

                Robinson Nugent Nordic, filial-till  Sweden
                Robinson Nugent (Europe) B.V.

                The Netherlands

                Robinson Nugent S. de R.L. de C.V.   Mexico

  (22)          No exhibit.

  (23)     23.1 Consent of Deloitte & Touche LLP
                Independent Auditors

           23.2 Consent of PricewaterhouseCoopers LLP
                Independent Accountants

  (24)          No exhibit.

  (27)     27.0 Financial Data Schedule.

  (28)          No exhibit.

                   *    Management contracts or compensatory plans