Form 10-K405/A
period 1999-06-30
ROBINSON NUGENT INC
filed 1999-09-30
CIK 276747

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934

         For the transition period from______________to____________________

Commission file number 0-9010

                              ROBINSON NUGENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Indiana                                            35-0957603
- -------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 organization or incorporation)                         Identification Number)

800 East Eighth Street, New Albany, Indiana                   47151-1208
- -------------------------------------------                   ----------
 (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:  (812) 945-0211

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

- --------------------------------------------
(FIVE-YEAR FINANCIAL SUMMARY)

IN THOUSANDS EXCEPT PER SHARE DATA
- --------------------------------------------



                                                                     Years ended June 30

OPERATING RESULTS:                                             1999        1998        1997        1996        1995
- -------------------------------------------------------------------------------------------------------------------
Net Sales                                                   $69,992      74,146      84,840      80,964      80,679
Cost of sales                                                53,654      62,557      65,769      65,604      59,329
- -------------------------------------------------------------------------------------------------------------------
     Gross profit                                            16,338      11,589      19,071      15,360      21,350
Selling, general and administrative expenses                 13,796      14,565      15,598      16,749      15,586
Special and unusual charges                                   1,663       5,063          --          --          --
- -------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                                    879      (8,039)      3,473      (1,389)      5,764
Other income (expense)                                         (791)       (403)        376        (305)       (170)
- -------------------------------------------------------------------------------------------------------------------
     Income (loss) before income tax expense (benefit)           88      (8,442)      3,849      (1,694)      5,594
Income tax expense (benefit)                                   (302)     (2,261)      1,494         465       1,855
- -------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                      $   390      (6,181)      2,355      (2,159)      3,739
- -------------------------------------------------------------------------------------------------------------------
Return on net sales                                             0.6%       (8.3%)       2.8%       (2.7%)       4.6%


PER SHARE INFORMATION:
- -------------------------------------------------------------------------------------------------------------------
Net income (loss) basic and dilutive                        $  0.08       (1.26)        .48        (.40)        .69
Cash dividends                                              $    --         .12         .12         .12         .12
Basic weighted average shares outstanding                     4,904       4,892       4,892       5,333       5,337
Dilutive weighted average shares outstanding                  4,905       4,892       4,911       5,333       5,383
Book value at year-end*                                     $  4.76        4.73        6.37        6.13        6.79


BALANCE SHEET:
- -------------------------------------------------------------------------------------------------------------------
Working capital                                             $14,690      10,740      16,581      10,328      15,875
Property, plant and equipment - net                          18,539      19,424      21,188      23,618      24,609
Total assets                                                 46,626      42,302      49,696      51,466      54,169
Long-term debt                                                9,016       7,607       5,926       3,036       4,143
Shareholders' equity                                         23,450      23,128      31,140      29,968      36,480


OTHER DATA:
- -------------------------------------------------------------------------------------------------------------------
Current ratio to 1.0                                            2.1         1.9         2.4         1.6         2.3
Return on shareholders' average equity                          1.7%      (22.8%)       7.8%       (6.0%)      11.0%
Capital expenditures                                        $ 5,766       7,818       4,202       7,474       5,929
Depreciation and amortization                               $ 4,452       8,557       5,451       6,135       3,714


*On the basis of year-end outstanding common shares.


SEE NOTE 18 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR SELECTED QUARTERLY FINANCIAL DATA, INCLUDING DIVIDEND PAYMENTS ON COMMON SHARES.


- -------------------------------------------------------------------------------
5                                         Robinson Nugent Inc. and Subsidiaries

- -------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
- -------------------------------------------------------------------------------

Statements made in this annual report with respect to Robinson Nugent's (RN) current plans, estimates, strategies and beliefs and other statements that are not historical facts are forward-looking statements about the future performance of RN. These statements are based on management's assumptions and beliefs in light of the information currently available to it and therefore you should not place undue reliance on them. RN cautions you that a number of important factors could cause actual results to differ materially from those discussed in the forward-looking statements.

GENERAL. Robinson Nugent designs manufactures and markets electronic connectors, integrated circuit sockets and cable assemblies. These products are used to interconnect various types of components of a wide array of electronic systems. RN's principal products are sockets used on electronic printed circuit boards, connectors used to connect printed circuit boards and connectors used to connect cables to circuit boards. These products are used in high-powered computers and peripheral equipment, industrial controls and electronic data-communication and telecommunication equipment. Applications include switching and networking equipment such as servers, routers, modems and other equipment used in local area networks, multi-site wide area networks and a variety of equipment that supports the Internet. The company also manufactures custom electronic cable assemblies. RN sells its products in all the major markets of the world, including the United States, Europe, Asia and Japan.

RN reported net income of $0.4 million on sales of $70.0 million for the year ended June 30, 1999, compared to a loss of $6.2 million on sales of $74.1 million in the prior year. Net income was $2.4 million on sales of $84.8 million in the year ended June 30, 1997.

Customer orders for the year increased four percent to $72.8 million compared to $69.9 million in the prior year and $83.5 million in the year ended June 30, 1997.

Revenues declined by 5.5% in 1999 compared to 1998. This decline was due primarily to a broad decline in prices in all markets, not accepting customer orders with low gross profit margins and a decline in sales of older, lower-gross margin sockets, screw machine and PC board connector products. Gross profit margins increased to 23.3% compared to 15.6% in 1998 due to the improved profit margins resulting from the increased sales of higher-margin connectors sold in the United States to companies that produce hardware for the Internet and connectors sold in Europe to be used in digital satellite receivers.

Research, development and engineering expenses, which are included as a component of gross profit, were $3.5 million or 5% of sales in 1999 compared $4.0 million or 5.4% of sales in 1998 and $3.4 million or 4.0% of sales in 1997. RN intends to increase its engineering effort in the United States and Europe in the coming year. U.S. engineers will focus primarily on higher-margin connectors for applications in electronic data communication and telecommunication backplanes, particularly high speed applications. European engineers will focus primarily on new applications for its custom, enhanced, double smart card reader connectors for applications such as digital satellite receivers and set top boxes.

The results of operations include special and unusual charges of $1.6 million in the current year and $5.1 million in the prior year. The current year results include $1.1 million of expenses that relate to the implementation of a new worldwide information and enterprise resource planning system, and $0.5 million to complete the relocation of the Company's cable assembly operations from North Carolina to Mexico. The new information system, which is being implemented in the United States, Mexico and Europe, will satisfy Year 2000 requirements and enhance RN's management and control systems. The $5.1 million of special and unusual charges in the prior year includes $3.1 million of restructuring and reorganization expenses, as well as $2.0 million of charges related to the reduction in the carrying value of various assets.

SALES. Customer sales in the United States were $46.3 million in 1999 compared to $48.7 million in 1998 and $55.2 million in 1997. RN experienced price decay of approximately 6% as well as a decrease in the sales of lower-margin, more mature products. The reductions in connector sales were partially offset by an increase in sales of higher-margin PC board and telecom/data-com connectors. These backplane connectors are used in high speed, high-end computer network servers and other network and communication equipment used in corporate internal networks and the Internet. It is estimated that the amount of data flowing over the Internet is doubling every 100 days. This explosive growth will require the expansion of the Internet's speed and capacity, and thereby an increase in its hardware infrastructure. RN is positioning itself to provide high performance, high-density connectors for the electronic components and hardware used in that infrastructure.

Cable assembly sales in the United States were also lower for the second consecutive year. This decline is primarily due to management's focus on the relocation of the cable assembly facility from North Carolina to Mexico. RN expects that the operations in this new facility will provide the platform for sales growth in this product category in the coming year. This modern facility allows RN access to high-quality, efficient manufacturing at a lower labor cost, plus it is a location that is closer, geographically, to a major portion of Cablelink's customer base.

European customer sales were $17.5 million in 1999 compared to $18.5 million in 1998 and $22.0 million in 1997, measured in U.S. dollars. 1999 sales declined 5.4% when measured in U.S. dollars, and 8% when measured in local currencies such as the pound sterling, Swiss franc and German mark. This multi-year decline was due primarily to price decay and a reduction in sales of older screw machine connectors, stamped sockets and other low-margin connectors. Helping to counter this decline, RN Europe increased its sales of newer designs, developed at the European design center, of smart card reader connectors and PCMCIA connectors used in electronic memory applications such as digital satellite receivers. RN Europe expects the demand for these types of products to continue to grow, and will augment the sales generated by these products with sales of a new enhanced double smart card reader connector. This connector was recently developed in cooperation with RN Europe's largest customer, and sales are expected to increase significantly in the coming year.

Asian customer sales were $6.2 million in 1999 compared to $7.0 million in 1998 and $7.6 million in 1997. The recent currency and economic crisis in Southeast Asia have had a slight negative impact on RN's operations in that region in recent years. Sales in Japan have been unfavorably impacted by the strength of the U.S. dollar against the Japanese Yen. The total effect of this crisis' on the operations in Southeast Asia, while significant, has been less than management expected. This was due primarily to the fact that most of the Company's sales to customers in Southeast Asia are transacted in U.S. dollars. Additionally, the devaluation of the Malaysian ringgit in 1997 reduced the relative cost of sales and operating expenses for operations in this country. RN intends to capitalize on this situation by increasing the amount of production generated in its manufacturing facilities in Malaysia, and exporting these products to customers in Europe, Japan and America.

GROSS PROFITS. Gross profits were $16.3 million in 1999 compared to $11.6 million in 1998 and $19.1 million in 1997. Gross profit margins improved in all three geographic regions. An increase in the sales volume of higher margin telecom/data-com connectors increased U.S. gross profits over the prior years. European gross profit margins improved significantly over 1998 in spite of the negative impact of European currency exchange rate fluctuations. Operations in Asia have shown steady gross profit margin improvement over the past several years.

SPECIAL AND UNUSUAL EXPENSES. RN reported special and unusual expenses of $1.6 million in 1999. These expenses included $1.1 million of expenses related to the implementation of a new information and enterprise resource planning system for the U.S. and Europe, and $0.5 million required to relocate the cable assembly operations to Reynosa, Mexico. Special and unusual expenses were $5.1 million in 1998.

RN is in the process of implementing the PeopleSoft enterprise resource optimization software system in its operations in the U.S., Mexico and Europe. This system is being designed and implemented to satisfy Year 2000 requirements, enhance management and control systems, improve customer service and vendor communications. This software system includes accounting, cost and inventory control, order processing, enterprise planning, production planning and engineering management. It is a powerful, user-friendly system that has been installed on a Windows based client-server architecture laid over a Windows NT backbone. Software systems in Asia are currently Y2K compliant.

RN will invest a total of approximately $6.8 million to design and implement this new information system. Approximately $0.9 million was spent in 1998, $4.6 million in 1999 and RN anticipates it will spend an additional $1.3 million in FY 2000 to complete the implementation. U.S. connector operations successfully implemented the system for day-to-day operations on May 1, 1999. The U.S. and Mexican cable assembly operations, as well as European operations, will implement the system in the second quarter of FY 2000. Included in the project cost is approximately $2.0 million of expenditures for computer hardware and the PeopleSoft software. RN is leasing these information system assets under a long term operating lease. Approximately $3.0 million of the project costs, related to outside consulting support, are being capitalized and depreciated over a ten year life. RN is expensing

- -------------------------------------------------------------------------------
6
in the respective accounting periods the costs of using internal personnel on this project, as well as training and travel expenses. The company expensed approximately $0.3 million of these types of costs in 1998, $1.1 million in 1999 and it expects to incur an additional $0.4 million in FY 2000.

Over the past two years RN has recorded $2.1 million of expenses related to the relocation of its primary custom cable assembly operations to Mexico. Approximately $1.6 million of this cost was recorded in 1998 and is primarily related to the closure of the North Carolina facility. An additional $0.5 million was expensed in the first quarter of 1999 to complete the move.

RN recorded $5.1 million of special and unusual charges in 1998. These charges included $3.1 million of restructuring expenses related to the reorganization of the sales, management and manufacturing organizations in Europe and North America, the closure and move of the cable assembly facility, and the cost to discontinue several product lines. The additional $2.0 million of unusual charges reflect a reduction in the carrying value of various pieces of assembly equipment, mold tools and dies. These charges resulted from management's evaluation of RN's ability to generate sufficient cash flow to recover these asset costs given the existing market conditions. There were no special and unusual charges in 1997.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling general and administrative expenses were $13.8 million in 1999 compared to $14.6 million in 1998 and $15.6 million in 1997. This decline is due primarily to a reduction in selling expenses in the U.S. and Europe in 1999 and the reorganization of these sales organizations in the prior year. Administrative expenses in Asia declined for the second consecutive year.

OTHER INCOME AND EXPENSES. RN recorded a net other expense of $0.8 million in 1999, $0.4 million in 1998 and a net other income of $0.4 million in 1997. Other income and expense for 1999 and 1998 were comprised primarily of three components; interest expense, currency exchange gains and losses, and royalty income. Interest expense increased from $0.6 million in 1998 to $0.8 million in 1999. This increase was due primarily to a higher level of long term debt in the current year. Interest rates have been relatively stable during these two years.

RN recorded currency exchange losses of $0.3 million in 1999 compared to currency exchange gains of $0.1 million in 1998 and $0.4 million in 1997. The current year losses were incurred primarily by the European operations in the final quarter of the fiscal year. These losses were driven by the deterioration in the relative value of the Euro, compared to the pound sterling and U.S. dollar in the fourth quarter of the fiscal year. This trend appears to be reversing in the first quarter of FY 2000. Prior year currency exchange gains were primarily related to intercompany accounts receivable and accounts payable positions between RN's various operating subsidiaries. Management has evaluated various methods of using derivatives to protect the company from currency exchange losses in prior years. Based on the counsel of qualified experts in the field, RN has not entered into any significant currency exchange based derivative contracts in the last three years. The recent introduction of the Euro in Europe, and the resulting consolidation of multiple European currencies in the marketplace, may make it economically feasible to enter into these contracts in the future. Currency exchange gains in 1997 were generated primarily in Europe, on the strengthening of the pound sterling against other European currencies, and were primarily related to intercompany receivable and payable accounts.

RN received $0.2 million of royalty income in 1999 from agreements to license the use of certain of its patent rights to several of its competitors. A $0.5 million settlement of a patent infringement charge RN had filed against a competitor was collected in 1997.

TAXES. The provision for income taxes was provided using the appropriate effective tax rates on the pretax income of each of the tax jurisdictions in which RN operates. RN recorded a tax benefit of $0.3 million in 1999, including a tax benefit of $0.5 million related to the value of accumulated Scotland net operating loss carryforwards. The decision to recognize the value of these benefits in the fourth quarter of the year was based upon the earnings that have been generated in recent quarters by the Scottish operations, and the anticipation of additional taxable earnings in this operating division in the future. RN recorded an income tax benefit of $2.3 million on pretax losses of $8.4 million in 1998. This tax benefit includes the recognition of a $0.5 million benefit for deferred tax assets related to the U. S. operations. No tax benefit has been recognized on the recent pretax losses incurred in Belgium, Malaysia and Japan. RN maintains a valuation allowance of approximately $0.9 million, at June 30, 1999, for tax benefits of prior period net operating losses in these jurisdictions. At such time as management is able to project the probable utilization of all or part of these net operating loss carryforward provisions, the valuation allowances for these deferred tax assets will be reversed, resulting in a tax benefit in that respective period.

NET INCOME AND EARNINGS PER SHARE. RN generated a net income of $0.4 million or 8 cents per share in 1999 compared to a loss of $6.2 million or $1.26 per share in 1998. Net income was $2.4 million or 48 cents per share in 1997. Operations in the U.S. generated $0.4 million of pretax profits in 1999 compared to a loss of $6.3 million in 1998 and pretax profits of $3.9 million in 1997. European operations lost $0.2 million on a pretax basis in 1999 compared to a loss of $2.2 million in 1998. Changes in foreign currency exchange rates contributed significantly to the current year currency loss in Europe. These changes occurred primarily in the fourth quarter of the fiscal year as the Euro weakened relative to the pound sterling, and both the Euro and the pound weakened relative to the U.S. dollar. The net effect of these changes reduced European gross profits by approximately $0.2 million and generated an additional $0.2 million of currency transaction losses in the year. Lower sales volume in Asia resulted in a pretax loss of $0.1 million in this region in 1999.

LIQUIDITY AND CAPITAL RESOURCES. Working capital as of June 30, 1999 was at $14.7 million compared to $10.7 million at June 30, 1998. The Company's current ratio at June 30, 1999 was 2.1 to 1 compared to 1.9 to 1 at June 30, 1998. Cash balances at June 30, 1999 were $0.8 million compared to $0.9 million at year-end June 30, 1998. The Company's long-term debt as a percentage of stockholders' equity was 38.4% at year-end 1999 compared to 32.9% at year-end 1998.

Capital expenditures in 1999 were primarily for new mold tools, contact dies and assembly equipment, and expenditures related to the new management information systems. Total capital expenditures were $5.8 million in the fiscal year 1999 compared to $7.8 million in 1998.

The Company believes future cash requirements for capital expenditures and working capital can be funded from operations, supplemented by proceeds from the existing long-term credit agreement.

RN has a $8.0 million revolving credit facility with its primary bank, which is currently secured by a lien on U.S. inventories and receivables. Interest rates under this revolver are dependent on the type of loan advance selected. The first type of basic advance rate is equal to the London Interbank Offered Rate (LIBOR) plus 2.25%, (approximately 7.25% as of June 30, 1999). Second interest rate utilizing the bank's prime interest rate minus 1/2 of 1%, 7.27% as of June 30th is also available. As of June 30, 1999, RN had borrowings of $6.8 million under this revolver, plus an additional $0.6 million of standby letters of credits. This revolving credit agreement includes various operating and financial covenants including minimum current ratio, a maximum ratio of indebtedness to tangible net worth, a minimum fixed charge coverage ratio and a funded debt ratio. This agreement expires in December 2001 and can be extended by mutual consent of RN and the bank. RN entered into a multi-year interest rate swap agreement with its primary lending institution in 1999. This agreement covers $3.0 million of floating rate long-term debt, and effectively fixes the interest rate on these borrowings at 7.59%.

The Company currently has $0.6 million in unused and available credit under the existing credit agreement at June 30, 1999.

 ....................................

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

NEW PRODUCTS AND TECHNOLOGICAL CHANGE. RN's results from operations and competitive strength depend upon the successful and rapid development of new products and enhancements to existing products. The market for the Company's products is characterized by rapid technological advances and changes in customer demand, which necessitate frequent product introductions and enhancements. These factors can result in unpredictable product transition and shortened product life cycles, and can render existing products obsolete or unmarketable. The Company must make significant investments in research and product development and successfully introduce competitive new products and enhancements on a timely basis. The success of new product introductions is dependent on a number of factors, including the rate at which a new product gains acceptance and RN's ability to effectively manage product transitions. The development of new technology, products, and enhancements is complex and involves uncertainties, which increases


- -------------------------------------------------------------------------------
7                                        Robinson Nugent, Inc. and Subsidiaries

- -------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
- -------------------------------------------------------------------------------


the risk of delays in the introduction of new products and enhancements. From time to time RN has encountered delays that have adversely affected the Company's financial results and competitive position in the market. There can be no assurances that RN will not encounter development or production delays, or that despite intensive testing by the Company, flaws in design or production will not occur in the future. Design flaws could result in delays of shipment or of product sales, could trigger substantial repair or replacement costs, could damage RN's reputation and cause material adverse effect upon RN's financial results.

RN has historically generated its revenue and operating profits primarily from the sale of products to the computer, network equipment and communications industries. RN is focusing resources on expanding further into these markets, as well as taking a more aggressive posture towards Internet related equipment. There can be no assurances that the Company will be successful in expanding these markets.

DEPENDENCE ON KEY CUSTOMERS. Some of RN's products are designed specifically for individual customers. Future revenue from these products is therefore dependent on the customer's continued need and acceptance of these products.

COMPETITION. The market for RN's products is intensely competitive and subject to continuous, rapid technological change, frequent product performance improvements and price reductions. In the connector marketplace, competition comes from companies that have substantially greater resources, as well as several other similarly sized companies. RN expects that the markets for its products will continue to change as customer buying patterns continue to migrate to emerging products and technologies. The Company's ability to compete will depend to a considerable extent on its ability to continuously develop and introduce new products and enhancements to existing products. Increased competition may result in price reductions, reduced margins and declining market share, which may have a material adverse effect on RN's business and financial results.

INTELLECTUAL PROPERTY. RN's intellectual property rights are material assets and key to its business and competitive strength. Robinson Nugent protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, when it develops new or improved technology that is important to its business. Such protection, however, may not preclude competitors from developing similar products. In addition, competitors may attempt to restrict the Company's ability to compete by advancing various intellectual property legal theories which could, if enforced by the courts, restrict the Company's ability to develop and manufacture products. Also, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. RN also relies on certain technology that is licensed from others. RN is unable to predict whether its license arrangements can be renewed on acceptable terms. The failure to successfully protect its intellectual property rights or obtain licenses from others as needed could have a material adverse effect on RN's business and financial results.

The connector industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which in some instances has resulted in significant litigation that is often protracted and expensive. From time to time, Robinson Nugent has commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, from time to time, RN has been notified that it may be infringing certain patent or other intellectual property rights of others. Licenses or royalty agreements are generally offered in such situations. Litigation by or against the Company may result in significant expense and divert the efforts of RN's technical and management personnel, whether or not such litigation results in any determination unfavorable to RN. In the event of an adverse result, RN could be required to pay substantial damages; cease the manufacture, use and sale of infringing products; expend significant resources to develop non-infringing technology; or discontinue the use of certain processes if it is unable to enter into royalty arrangements. There can be no assurances that litigation will not be commenced in the future regarding patents, copyrights, trademarks or trade secrets or that any license, royalty or other rights can be obtained on acceptable terms, or at all.

INFORMATION SYSTEMS TRANSITION. RN is currently in the process of replacing its primary internal information systems in the U.S., Mexico and Europe with a new integrated information system that is complex and that affects numerous operational, transactional, financial and reporting processes. U.S. connector operations converted to the new PeopleSoft software based system in May 1999. European operations and cable assembly operations in the U.S. are scheduled for implementation in the second quarter of fiscal 2000. In order to successfully complete the implementation of this system, RN must successfully manage: the transfer of critical information to the new system, the implementation of associated process changes, and employee training programs. RN intends to conduct extensive tests on these new systems and processes prior to their implementation in Europe and cable assembly operations in the U.S.; however, these tests may not be able to fully simulate the transition phase and day-to-day operating environment of these operations. There can be no assurance that the transition to the PeopleSoft information system will cause no interruptions in the Company's critical business processes. Failure to successfully manage the transition could adversely affect RN's operating and financial results. The new system is being implemented at a estimated total cost of $6.8 million. As of June 30, 1999 RN has incurred costs of approximately $5.5 million.

RISKS ASSOCIATED WITH THE YEAR 2000. RN is currently in the process of replacing its primary internal information systems with a new integrated information system. This new system is believed to be Year 2000 ready, and will be fully implemented by December 31, 1999. The company has also completed its assessment on its other critical information systems and non-information systems to determine if they are Year 2000 ready. The remediation programs for its information and non-information systems that are not Year 2000 ready are expected to be substantially completed and tested by December 31, 1999. Asian operations implemented a Year 2000 ready information system in 1998. The company is currently formulating contingency plans in the event of a system failure in the U.S., or a delay in the implementation of the new information system in Europe. RN has considered the potential effect on the Company's business, results of operations, and financial condition if key suppliers and vendors do not become compliant in a timely manner. RN has taken reasonable steps to verify the Year 2000 readiness of its suppliers and customers. Based on the results of this assessment, RN has identified alternative suppliers and vendors.

MANUFACTURING RISKS; DEPENDENCE ON SUPPLIERS The Company uses standard molding compounds and pin sockets for many of its products and believes that, in most cases, there are a number of alternative, competent vendors for these components. In addition, RN designs its own custom stamped and formed connector contacts. Robinson Nugent enters into agreements with custom stamping manufacturers to design and build stamping dies to produce proprietary stamped and formed contacts for RN. The Company believes that these stamping operations are currently the only suppliers of these particular components that meet RN's specifications and design requirements. Alternative sources are not readily available. An unanticipated failure of any sole source supplier to meet the Company's requirements for an extended period, or an interruption of the Company's ability to secure comparable components, could have a material adverse effect on its revenue and results of operations. In the event a sole source supplier was unable or unwilling to continue to supply components, RN would have to identify and qualify other acceptable suppliers. This process could take an extended period, and no assurance can be given that any additional source would become available or would be able to satisfy RN's production requirements on a timely basis.

EURO CONVERSION. Effective January 1, 1999, 11 of the 15 member countries of the European Union adopted a single European currency, the Euro, as their common legal currency. Like many companies that operate in Europe, various aspects of RN's business and financial accounting will be affected by the Euro conversion and the transitions in the business environment resulting from the convergence of these currencies. RN continues to evaluate the European pricing strategies for its products and the implications of the Euro conversion on its contractual agreements, tax strategy and foreign currency risk management strategy. The Company does not believe that the transition in the European market resulting from the Euro conversion will impact the competitiveness of its products in the short-term, as significant price transparency already exists. There can be no assurances, however, that the conversion will not adversely affect the Company's pricing, tax, currency hedging strategies, or business systems and processes in the future.

EARNINGS FLUCTUATIONS. The RN's reported earnings have fluctuated significantly in the past and may continue to fluctuate significantly in the future from quarter to quarter due to a variety of factors, including, among others, the effects of (i) customers' historical tendencies to make purchase decisions in the second half of the fiscal year, (ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors, (iii) fluctuating foreign currency exchange rates, (iv) changes in the mix of products sold, (v) variations in customer acceptance periods for the Company's products, and (vi) global economic conditions.


- -------------------------------------------------------------------------------
8

VOLATILITY OF STOCK PRICE. The trading price of the Company's common stock has fluctuated and in the future may fluctuate substantially in response to anticipated or reported operating results, industry conditions, new product or product development announcements by the Company or its competitors, announced acquisitions and joint ventures by the Company or its competitors, broad market trends unrelated to the Company's performance, general market and economic conditions, international currency fluctuations and other events or factors. Further, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of companies independent of their individual operating results. In the future, the Company's reported operating results may be below the expectations of stock market analysts and investors, and in such events, there could be an immediate and significant adverse effect on the trading price of the company's common stock.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" in 1998. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. This statement's objective is to simplify the computation of earnings per share (EPS) and to make the U.S. standard for computing earnings per share more compatible with the EPS standards of other countries.

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted this standard in fiscal 1999.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," specifies the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted this standard in fiscal 1999.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. RN will adopt the new standard in fiscal 2001. RN does not expect adoption of this standard will have a material impact on its financial statements.



 ....................................
OPERATING RESULTS AS A PERCENTAGE OF NET SALES

                                                            1999           1998          1997
- -------------------------------------------------------------------------------------------------
Net Sales                                                  100.0%         100.0%        100.0%
Cost of sales                                               76.7           84.4          77.5
- -------------------------------------------------------------------------------------------------
Gross profit                                                23.3           15.6          22.5
Selling, general and administration expenses                19.7           19.6          18.4
Special and unusual expenses                                 2.4            6.8            --
- -------------------------------------------------------------------------------------------------
Operating income (loss)                                      1.2          (10.8)          4.1
Other income (expense)                                      (1.1)          ( .5)           .4
- -------------------------------------------------------------------------------------------------
Income (loss) before income tax expense (benefit)            0.1          (11.3)          4.5
Income tax expense (benefit)                                (0.5)          (3.0)          1.7
- -------------------------------------------------------------------------------------------------
Net income (loss)                                            0.6%          (8.3%)         2.8%
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------



 ....................................
PRICE RANGE AND DIVIDEND INFORMATION
The following table sets forth the high and low closing price of the Company's common shares, which are traded over the Nasdaq National Market under the symbol: RNIC, and the cash dividends declared per share in each of the quarters during the past three fiscal years.


                                                                                                                       Cash
                                                                                                  Price Range     Dividends
                                                                                                  High   Low
- ---------------------------------------------------------------------------------------------------------------------------
FISCAL 1999
     First quarter ended September 30                                                            $5      3 1/8        $  --
     Second quarter ended December 31                                                             4      3               --
     Third quarter ended March 31                                                                 4 1/2  3 1/2           --
     Fourth quarter ended June 30                                                                 4 5/8  2 9/16          --
FISCAL 1998
     First quarter ended September 30                                                            $7 3/4  5 1/32       $ .03
     Second quarter ended December 31                                                             6 1/8  3 7/8          .03
     Third quarter ended March 31                                                                 5 3/4  3 5/8          .03
     Fourth quarter ended June 30                                                                 6 1/8  3 3/4          .03
FISCAL 1997
     First quarter ended September 30                                                            $6 1/8  4 3/8        $ .03
     Second quarter ended December 31                                                             5 3/8  4 1/4          .03
     Third quarter ended March 31                                                                 5 1/4  4 1/4          .03
     Fourth quarter ended June 30                                                                 6      4 5/8          .03



As of June 30, 1999, the Company had approximately 750 holders of record of its common shares.


- -------------------------------------------------------------------------------
9                                        Robinson Nugent, Inc. and Subsidiaries


- ---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
In Thousands
                                                                                                    JUNE 30
ASSETS                                                                                1999           1998           1997
- ---------------------------------------------------------------------------------------------------------------------------
Current Assets:
      Cash and cash equivalents                                                    $    845            959          4,118
      Receivables, less allowance for doubtful receivables of $581 in 1999,
        $571 in 1998 and $564 in 1997                                                13,159          9,274         11,784
      Inventories                                                                    10,632         10,062         11,100
      Other current assets                                                            3,313          2,012          1,371
- ---------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                       27,949         22,307         28,373

Property, plant and equipment, at cost less accumulated
      depreciation and amortization                                                  18,539         19,424         21,188
Other assets                                                                            138            571            135
- ---------------------------------------------------------------------------------------------------------------------------
          Total assets                                                             $ 46,626         42,302         49,696
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
- ---------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
      Current installments of long-term debt                                       $    449            367            386
      Short-term bank borrowings                                                         --            570             --
      Accounts payable                                                                7,441          5,147          4,265
      Accrued expenses                                                                5,369          5,483          5,560
      Income taxes payable                                                               --             --          1,581
- ---------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                  13,259         11,567         11,792

Long-term debt, excluding current installments                                        9,016          7,607          5,926
Other liabilities                                                                       901             --             --
Deferred income taxes                                                                    --             --            838
- ---------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                          23,176         19,174         18,556
- ---------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                            --             --             --
- ---------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
      Common shares without par value
        Authorized 15,000 shares                                                     20,950         20,950         20,950
      Retained earnings                                                              14,847         14,563         21,290
      Equity adjustment from foreign currency translation                               492            713          2,073
      Employee stock purchase plan loans and deferred compensation                      (77)          (106)          (177)
      Less cost of common shares in treasury                                        (12,762)       (12,992)       (12,996)
- ---------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                 23,450         23,128         31,140
- ---------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                               $ 46,626         42,302         49,696
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

- ----------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
In Thousands Except Per Share Data
                                                                                YEARS ENDED JUNE 30
                                                                       1999             1998            1997
- ---------------------------------------------------------------------------------------------------------------
Net sales                                                           $ 69,992           74,146           84,840
Cost of sales                                                         53,654           62,557           65,769
- ---------------------------------------------------------------------------------------------------------------
      Gross profit                                                    16,338           11,589           19,071
Selling, general and administrative expenses                          13,796           14,565           15,598
Special and unusual expenses                                           1,663            5,063               --
- ---------------------------------------------------------------------------------------------------------------
      Operating income (loss)                                            879           (8,039)           3,473
- ---------------------------------------------------------------------------------------------------------------

Other Income (expense):
      Interest income                                                     55               84              124
      Interest expense                                                  (756)            (592)            (678)
      Currency exchange gain (loss)                                     (258)             105              393
      Settlement of patent infringement claim                             --               --              500
      Royalty income                                                     168               --               37
- ---------------------------------------------------------------------------------------------------------------
      Total other income (expense)                                      (791)            (403)             376
- ---------------------------------------------------------------------------------------------------------------

      Income (loss) before income tax expense (benefit)                   88           (8,442)           3,849
Income tax expense (benefit)                                            (302)          (2,261)           1,494
- ---------------------------------------------------------------------------------------------------------------
      Net income (loss)                                                  390           (6,181)           2,355
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
      Net income (loss) per common share, basic and dilutive            0.08            (1.26)            0.48
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

Other comprehensive income:
      Foreign currency translation                                      (221)          (1,360)            (774)
- ---------------------------------------------------------------------------------------------------------------
      Comprehensive income (loss)                                   $    169           (7,541)           1,581
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


- -------------------------------------------------------------------------------
11                                       Robinson Nugent, Inc. and Subsidiaries

- ------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
In Thousands Except Per Share Data

                                                                                                   Employee
                                                                                                Stock Purchase
                                                                                     Foreign      Plan Loans
                                                    Common Shares      Retained      Currency    and Deferred     Treasury Shares
Years ended June 30, 1999, 1998 and 1997         Shares     Amount     Earnings    Translation   Compensation   Shares      Amount
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                          6,851    $ 20,950    $ 19,521      $ 2,847       $ (354)      (1,959)    $(12,996)
      Net income                                     --          --       2,355           --           --           --           --
      Dividends ($.12 per share)                     --          --        (586)          --           --           --           --
      Equity adjustments from foreign
         currency translation                        --          --          --         (774)          --           --           --
      Stock purchase plan repayments                 --          --          --           --           93           --           --
      Amortization of deferred compensation          --          --          --           --           51           --           --
      Stock purchase plan terminations               --          --          --           --           33           --           --
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                          6,851    $ 20,950      21,290        2,073         (177)      (1,959)    $(12,996)
      Net loss                                       --          --      (6,181)          --           --           --           --
      Dividends ($.12 per share)                     --          --        (587)          --           --           --           --
      Equity adjustments from foreign
         currency translation                        --          --          --       (1,360)          --           --           --
      Stock purchase plan repayments                 --          --          --           --           60           --           --
      Amortization of deferred compensation          --          --          --           --           11           --           --
      Stock purchase plan forfeitures                --          --          38           --           --           (7)         (38)
      Stock options exercised                        --          --          --           --           --            5           32
      Treasury shares sold                           --          --           3           --           --            2           10
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                          6,851    $ 20,950      14,563          713         (106)      (1,959)    $(12,992)
      Net income                                     --          --         390           --           --           --           --
      Equity adjustments from foreign
         currency translation                        --          --          --         (221)          --           --           --
      Stock purchase plan repayments                 --          --          --           --           26           --           --
      Amortization of deferred compensation          --          --          --           --            3           --           --
      Treasury shares                                --          --        (106)          --           --           33          230
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                          6,851    $ 20,950    $ 14,847      $   492       $  (77)      (1,926)    $(12,762)
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

- ----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
                                                                                        YEARS ENDED JUNE 30
                                                                                1999            1998           1997
- ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                         $   390          (6,181)          2,355
      Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
          Depreciation and amortization                                         4,452           8,557           5,451
          Issuance of treasury shares as compensation                             124              --              --
          Reduction and disposal of property plant and equipment                  (76)            360             233
          (Increase) decrease in receivables                                   (3,885)          2,510          (1,351)
          (Increase) decrease in inventories                                     (570)          1,038           2,346
          (Increase) decrease in other current assets                          (1,861)           (498)             67
          (Increase) decrease in deferred income tax assets                       560          (1,409)            (79)
          Increase (decrease) in accounts payable and accrued expenses          2,180             805            (424)
          Increase (decrease) in other liabilities                                901              --              --
          Increase (decrease) in income taxes payable                              --          (1,581)          1,492
- ----------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                        2,215           3,601          10,090
- ----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (5,766)         (7,818)         (4,202)
      Proceeds from the sale of property plant and equipment                    2,126              --             117
      (Increase) decrease in other assets                                         397             (47)            (83)
- ----------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                           (3,243)         (7,865)         (4,168)
- ----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from short-term bank borrowings                                    250             570              --
      Repayment of short-term bank borrowings                                    (820)             --            (300)
      Proceeds from long-term debt                                              5,220           3,250              --
      Repayment of long-term debt                                              (3,738)         (1,426)         (3,189)
      Cash dividends                                                               --            (587)           (586)
      Sale of treasury shares                                                      --              13              --
      Repayment of employee stock purchase plan loans                              26              60              93
      Proceeds from stock purchase plan terminations                               --              --              33
      Proceeds from exercised stock options                                        --              32              --
- ----------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities                938           1,912          (3,949)
- ----------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (24)           (807)           (223)
- ----------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (114)         (3,159)          1,750
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    959           4,118           2,368
- ----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $   845             959           4,118
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


- -------------------------------------------------------------------------------
13                                       Robinson Nugent, Inc. and Subsidiaries

- -------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In Thousands Except Per Share Data
- -------------------------------------------------------------------------------

 ....................................
NOTE 1  NATURE OF OPERATIONS AND ORGANIZATIONS

Robinson Nugent, Inc. designs, manufactures, and markets electronic connectors, integrated circuit sockets and cable assemblies. Its products are sold throughout the world for use by manufacturers of computers, networks and telecommunications equipment, industrial controls, and a wide variety of other products to interconnect components of electronic systems.

 ....................................
NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of ninety-one days or less on their acquisition date.

INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).

PROPERTY, PLANT AND EQUIPMENT. Depreciation is provided by the straight-line method over the estimated useful lives of buildings, ranging from 30 to 45 years, and machinery and equipment, ranging from 3 to 12 years, for financial reporting purposes. Depreciation expense includes the amortization of buildings capitalized under lease obligations in accordance with Statement of Financial Accounting Standards No. 13 - "Accounting for Leases." Depreciation expense was $4,405 in 1999, $8,507 in 1998, and $5,383 in 1997.

INCOME TAXES. The Company follows SFAS No. 109 - "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or the income tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax laws or rates.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development, and engineering expenditures for the creation and application of new and improved products and manufacturing processes were approximately $3,500 in 1999, $3,950 in 1998 and $3,400 in 1997. Research, development and engineering costs are charged to operations as incurred.

GOVERNMENT INCENTIVE GRANTS. The Company has received an incentive grant, from the government in Scotland related to capital expenditures for equipment and machinery over the period of 1995-1999. The Company's policy is to recognize this capital expenditure grant over the estimated useful life of the equipment and machinery. The financial statements include grant income of approximately $291 in 1999, $254 in 1998 and $272 in 1997.

DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products, sources of supply and markets that could affect the financial statements and future operations of the Company.

CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as credit worthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies.

FOREIGN CURRENCY. The accounts of foreign subsidiaries are measured using local currency as the functional currency. For these operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from net income and accumulated in a separate component of shareholders' equity. Gains and losses from completed foreign currency transactions are included as a separate component of other income (expense) in the consolidated statements of operations.

SEGMENT REPORTING. The Company operates in one industry. The Company identifies operating segments by geographical location.

NEW ACCOUNTING STANDARDS. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in 1998. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). This Statement's objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more comparable with EPS standards of other countries.

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted this standard in fiscal 1999.

SPAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", specifies the way that public business enterprises report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted this standard in fiscal 1999.

 ....................................
NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt the new standard in fiscal 2001. The Company does not expect adoption of this standard will have a material impact on its financial statements.

INTERNATIONAL OPERATIONS. In connection with its international operations, the Company is subject to various risks inherent in foreign activities. These risks may include unstable economic and political conditions, changes in trade policies and regulations of countries involved, fluctuations in currency exchange rates and requirements for letters of credit or bank guarantees. Most of the Company's international operations are in western European countries, mainly Great Britain, Belgium and the Netherlands, and to a lesser degree in the Asian countries of Japan, Singapore and Malaysia. The Company is exposed to risks associated with fluctuations in exchange rates, including the Euro, Swiss franc, pound sterling, Deutsche mark, Malaysian ringgit and the Netherlands guilder. The Company limits its exposure to these risks by incurring and paying for its expenses in the same currencies as those of its revenue. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. There were no significant derivative foreign currency instruments outstanding as of June 30, 1999.

COMMON SHARE DATA. Per common share data for 1999, 1998 and 1997 is presented using basic and dilutive weighted average number of common shares outstanding.

The following is the reconciliation of the numerators and denominators used to compute the net income (loss) per common share, basic and dilutive:



                                                                                 1999           1998         1997
- ------------------------------------------------------------------------------------------------------------------------
NUMERATOR
         Income (loss) available to common shareholders                        $  390         (6,181)        2,355
DENOMINATOR
         Basic-weighted shares outstanding (in thousands)                       4,904          4,892         4,892
         Stock options                                                              1             --            19
- ------------------------------------------------------------------------------------------------------------------------
         Dilutive-weighted shares outstanding (in thousands)                    4,905          4,892         4.911
         Net  income (loss) per common share, basic and dilutive               $  .08          (1.26)          .48
- ------------------------------------------------------------------------------------------------------------------------

 ....................................
NOTE 3 INVENTORIES
                                                                                1999           1998          1997
- -------------------------------------------------------------------------------------------------------------------------
Inventories consist of the following:
Finished goods                                                                $ 4,092          2,970         3,873
Work in process                                                                 5,569          5,595         5,933
Raw material and supplies                                                         971          1,497         1,294
- -------------------------------------------------------------------------------------------------------------------------
         Total                                                                $10,632         10,062        11,100

 ....................................
NOTE 4 PROPERTY, PLANT AND EQUIPMENT
                                                                                1999           1998          1997
- -------------------------------------------------------------------------------------------------------------------------
A summary of property, plant and equipment follows:
Land                                                                          $   737            732           808
Buildings                                                                       9,481         12,942        12,464
Machinery and equipment                                                        51,361         49,416        46,778
- -------------------------------------------------------------------------------------------------------------------------
                                                                               61,579         63,090        60,050
Less accumulated depreciation and amortization                                 43,040         43,666        38,862
- -------------------------------------------------------------------------------------------------------------------------
         Total                                                                $18,539         19,424        21,188
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------


- -------------------------------------------------------------------------------
15                                       Robinson Nugent, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In Thousands Except Per Share Data

 ....................................
NOTE 5  ACCRUED EXPENSES

                                                                     1999           1998          1997
- -------------------------------------------------------------------------------------------------------
A summary of accrued expenses follows:
Compensation                                                       $1,195            955         1,560
Commissions                                                         1,012            721           741
Distributor allowances                                                441            447           885
Deferred grant income                                                 617             --           217
Provision for plant relocation                                        119          1,432            --
Other                                                               1,985          1,928         2,157
- -------------------------------------------------------------------------------------------------------
         Total                                                     $5,369          5,483         5,560
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------


In November of 1998, the Company moved its cable assembly operations in Kings Mountain, North Carolina, to a leased facility in Reynosa, Mexico. The 1998 provision for the relocation of this facility included the present value of the remaining future lease payments on the vacated building, plus accruals for severance payments and other costs related to this relocation. In 1999, management determined that $901 of the future lease payments were long-term in nature.

 ....................................
NOTE 6  DEBT

                                                                                          1999           1998          1997
- ----------------------------------------------------------------------------------------------------------------------------------
Long-term debt consists of the following:
United States' obligation:
         Loans under a long-term credit agreement                                       $6,800          6,180         4,000
         7.75% fixed rate real estate mortgage, payable
                in monthly installments through October 2005, with interest              1,242             --            --
Foreign obligations:
         6.938% fixed-rate real estate mortgage, payable in annual installments
              through 2004, with interest                                                1,122          1,335         1,594
         Other long-term debt                                                              301            459           718
- ----------------------------------------------------------------------------------------------------------------------------------
               Total                                                                     9,465          7,974         6,312
         Less current installments of long-term debt                                       449            367           386
- ----------------------------------------------------------------------------------------------------------------------------------
               Long-term debt                                                           $9,016          7,607         5,926
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

In September 1998, the Company agreed to amend the long-term credit agreement with its primary lending institution. This agreement provides for up to $8 million in revolving credit loans and is secured by a lien on U.S. inventories and receivables. The Company had $.6 million in unused and available credit under this agreement and $.6 million in additional standby letters of credit at June 30, 1999. Interest rates under this revolver are dependent on the type of loan advance selected. The first type of basic advance rate is equal to the London Interbank Offered Rate (LIBOR) plus 2.25%, (approximately 7.25% as of June 30, 1999). Second interest rate utilizing the bank's prime interest rate minus 1/2 of 1%, 7.27% as of June 30th is also available. This agreement includes various operating and financial covenants, including a minimum current ratio, a maximum ratio of indebtedness to tangible net worth, a minimum fixed charge coverage ratio and a funded debt ratio. The agreement terminates in December 2001, and can be extended by mutual consent of the Company and the bank.

The aggregate maturities of long-term debt for the five years ending June 30, 2004, amount to $449 in 2000, $379 in 2001, $7,112 in 2002, $274 in 2003 and
$1,251 in 2004 and thereafter.

During 1999, the Company entered into a multi-year interest rate swap agreement with its primary lending institution. This agreement covers $3.0 million of floating rate long-term debt, and effectively fixes the interest rate on these borrowings at 7.59%. Total interest paid, including the interest rate swap agreement, under the long-term debt agreements was $710 in 1999, $539 in 1998, and $363 in 1997.

Total interest paid under the short-term bank borrowings was $8 in 1999, $3 in 1998 and $315 in 1997.

In addition, the Company has short-term lines of credit available in Malaysia and Belgium at interest rates of 13.80% and 8.75%, respectively. Total unused and available credit under these agreements was approximately $132, as of June 30, 1999.

The weighted average interest rate on short-term debt was 8.5% in 1999 and 1998. There was no outstanding short-term debt as of June 30, 1997.

Property, plant and equipment with an approximate net book value of $3,463 is pledged as collateral under the various long-term debt agreements.


- --------------------------------------------------------

 ....................................
NOTE 7  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's noncurrent financial liabilities are shown below. The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts.

                                                               1999                     1998                     1997
- ----------------------------------------------------------------------------------------------------------------------------------
                                                    CARRYING         FAIR   Carrying        Fair      Carrying          Fair
                                                      AMOUNT        VALUE     Amount       Value        Amount         Value
- ----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                       $9,465        $9,372       7,974       7,872         6,312       6,190
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

The valuations for long-term debt, including $44 reduction in fair value for the interest rate swap agreement, are determined based on the expected future payments discounted at risk-adjusted rates.

 ....................................
NOTE 8 INCOME TAXES

The provision (benefit) for income taxes follows:

                                                                  1999           1998          1997
- ----------------------------------------------------------------------------------------------------------
Current:
          Federal                                              $ (959)        (1,132)         1,098
          State                                                  (154)           (38)           172
          Foreign                                                 251            318            303
- ----------------------------------------------------------------------------------------------------------
              Total current                                      (862)          (852)         1,573
Deferred:
          Federal                                                 897         (1,149)           (44)
          State                                                   190           (173)            (2)
          Foreign                                                (527)           (87)           (33)
- ----------------------------------------------------------------------------------------------------------
              Total deferred                                      560         (1,409)           (79)
- ----------------------------------------------------------------------------------------------------------
                  Total                                        $ (302)        (2,261)         1,494
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

The following reconciles income taxes computed at the U.S. Federal statutory rate to income taxes reported for financial reporting purposes:

                                                                    1999           1998          1997
- ------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rate                   $    30         (2,870)       (1,309)
Non-U.S. tax-exempt (earnings) losses                                  2            729          (146)
Foreign loss carryforward                                           (483)            --            --
Tax-exempt earnings of FSC                                            --             --           (89)
Foreign taxes, net of U.S. tax credit                                118            197           293
State and local taxes, net of U.S. Federal income tax                 24           (139)          112
Research and experimentation credit                                  (58)           (59)          (44)
Other                                                                 65           (119)           59
- ------------------------------------------------------------------------------------------------------------
         Income taxes as reported                                  $(302)        (2,261)        1,494
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

No U.S. Federal income taxes have been provided at June 30, 1999, on approximately $6,923 of accumulated earnings of certain foreign subsidiaries since the Company plans to reinvest such amounts for an indefinite future period.

The Company made income tax payments, net of tax refunds received, of $265 in 1999, $770 in 1998 and $1 in 1997.

The net current and non-current components of deferred income taxes recognized in the balance sheet at June 30 follows:

                                                                      1999           1998          1997
- ------------------------------------------------------------------------------------------------------------
Net current assets                                                    $609            745           602
Net non-current assets (liabilities)                                     4            428          (838)
- ------------------------------------------------------------------------------------------------------------
         Net assets (liabilities)                                     $613          1,173          (236)
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

- ----------------------------------------
17                                       Robinson Nugent, Inc. and Subsidiaries

- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In Thousands Except Per Share Data

 ....................................
NOTE 8  INCOME TAXES (CONTINUED)

The tax effect of the significant temporary differences that comprise the deferred tax assets and liabilities at June 30 follows:

                                                                            1999           1998          1997
- -------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
      Net operating loss carryforwards                                    $1,263          1,504           815
      Tax credits carryforward                                               248             --            --
      Employee compensation and benefits                                     311            355           322
      Inventories and other current assets                                   363            247           258
      State and local income taxes,
        net of U.S. Federal income tax benefit                                28            141            23
      Plant closing settlement costs                                         333            541            --
      Other accrued expenses                                                 400             68            42
- -------------------------------------------------------------------------------------------------------------------
          Total deferred tax assets                                       $2,946          2,856         1,460
DEFERRED TAX LIABILITIES:
      Depreciation and amortization                                      $(1,468)         (179)          (881)
- -------------------------------------------------------------------------------------------------------------------
          Total deferred tax liabilities                                  (1,468)         (179)          (881)
          Net deferred tax assets before valuation allowance               1,478          2,677           579
Deferred tax assets valuation allowance                                     (865)       (1,504)          (815)
- -------------------------------------------------------------------------------------------------------------------
          Net deferred tax assets (liabilities)                          $   613         1,173           (236)
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

During 1999, the Company recognized tax benefits of approximately $44 related to net operating loss carryforward and approximately $248 related to tax credit carryforwards in the U.S. operations. Certain carryforwards begin to expire after June 30, 2004. Management anticipates future taxable income from U.S. operations will utilize these tax assets before their expiration.

At June 30, 1999, certain foreign subsidiaries have accumulated foreign net operating loss carryforwards of $2,570 (tax benefit of $865). Under foreign jurisdictions, these loss carryforwards do not expire. Management is unable at this time to project future taxable income that will utilize the deferred benefit of these loss carryforwards. As a result, a valuation allowance has been established of $865. The tax benefit of the remaining carryforwards will be recognized when management is able to project future taxable income of these foreign subsidiaries.

At June 30, 1999, management projected taxable income in Scotland which will utilize the deferred benefit of correlative foreign net operating loss carryforwards. As a result the valuation allowance was reduced by approximately $483. Approximately $85 of this valuation allowance was used in 1997.

The change in the deferred income tax expense (benefit) represents the effect of changes in the amounts of temporary differences. The tax effect of changes in those temporary differences is presented below:

                                                                                  1999           1998          1997
- -----------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                                   $1,289          (702)           (63)
State and local income taxes, net of U.S. Federal income tax benefit               126          (118)            20
Employee compensation and benefits                                                  45           (33)            --
Plant closing settlement costs                                                     208          (541)            --
Accrued expenses                                                                  (361)          (26)           (63)
Net operating loss                                                                (382)           --             --
Tax credits                                                                       (248)           --             10
Inventories and other current assets                                              (117)           11             17
- -----------------------------------------------------------------------------------------------------------------------
         Total                                                                 $   560        (1,409)           (79)
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

 ....................................
NOTE 9  LEASED ASSETS AND LEASE COMMITMENTS

The consolidated financial statements include land and buildings under a capital lease as follows:

                                                                     1999           1998          1997
- -----------------------------------------------------------------------------------------------------------
Land and buildings                                                $   542            497           802
Less accumulated amortization                                         121             89           118
- -----------------------------------------------------------------------------------------------------------
         Net assets under a capitalized lease                     $   421            408           684

The Company leases office and plant facilities, automobiles, computer systems, and certain other equipment under noncancelable operating leases, which expire at various dates. Taxes, insurance, and maintenance expenses are normally obligations of the Company. Rental expenses charged to operations under operating leases amounted to $1,538 in 1999, $1,359 in 1998 and $1,312 in 1997.

- ---------------------------------------

 ....................................
NOTE 9 LEASED ASSETS AND LEASE COMMITMENTS (CONTINUED)

A summary of future minimum lease payments follows:

                                                                YEAR ENDING JUNE 30
                                                          CAPITAL                    OPERATING
                                                            LEASE                       LEASES
- ----------------------------------------------------------------------------------------------
2000                                                      $   41                     $  1,703
2001                                                          41                        1,349
2002                                                          38                        1,036
2003                                                          --                          940
2004                                                          --                          470
Later Years                                                   --                          752
- ----------------------------------------------------------------------------------------------
     Total minimum lease payments                            120                        6,250
Less amount representing interest                             15
- ----------------------------------------------------------------------------------------------
      Present value of net minimum lease payments
           (included in long-term debt)                   $  105
- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------

 ....................................
NOTE 10  EMPLOYEE BENEFITS

The Company has a defined contribution pension plan and a defined contribution 401(k) plan for eligible employees in the United States. Annual contributions by the Company to the defined contribution pension plan are based upon specified percentages of the annual compensation of participants. Under the terms of the 401(k) plan, employees may contribute a portion of their compensation to the plan and the Company makes matching contributions up to a specified level. The contributions charged to expense under the defined contribution plans were $463 in 1999, $524 in 1998 and $488 in 1997.

Personnel in Europe and Asia are provided retirement benefits under various programs that are regulated by foreign law. Annual contributions are generally regulated in amount and shared equally by the Company and its employees. The Company's share of annual contributions to the aforementioned foreign defined contribution plans was $121 in 1999, $254 in 1998 and $380 in 1997.

 ....................................
NOTE 11  STOCK OPTION PLANS

In September 1993, a stock option plan for eligible employees and nonemployee directors was adopted by the Board of Directors and subsequently approved, in November 1993, by the shareholders of the Company. The new plan replaced plans that expired in April 1993. Under the terms of the new plan, the Board of Directors is authorized to grant options in the aggregate of 500 common shares of the Company to eligible employees and a predetermined annual number of shares to nonemployee directors at prices not less than the market value at the date of grant. In 1998, the Board of Directors authorized an additional 500 common shares to the pool of shares available for option grants under the terms of the plan. Fifty percent of the options are exercisable after the first anniversary of the date of grant. One hundred percent of the options are exercisable after the second anniversary date of the grant. All options expire ten years after the date of the grant. Terms and conditions of the new plan are similar to those of the expired plans.

The following is a summary of the option transactions under the expired plans and the plan adopted in 1993.

1999                                                         SHARES    WEIGHTED AVERAGE OPTION PRICE PER SHARE
- ---------------------------------------------------------------------------------------------------------------------
Shares under option at beginning of year                        577                             $6.30
         Granted                                                120                              4.13
         Expired                                                (28)                             7.00
         Cancelled                                             (110)                             5.33
- ------------------------------------------------------------------------------------------------------------
Shares under option at end of year                              559                             $5.99
- ------------------------------------------------------------------------------------------------------------

1998                                                         SHARES    WEIGHTED AVERAGE OPTION PRICE PER SHARE
- ---------------------------------------------------------------------------------------------------------------------
Shares under option at beginning of year                        500                             $ 6.56
         Granted                                                144                               6.25
         Expired                                                (19)                             10.88
         Cancelled                                              (43)                              7.09
         Exercised                                               (5)                              6.17
- -------------------------------------------------------------------------------------------------------------
Shares under option at end of year                              577                             $ 6.30
- ---------------------------------------------------------------------------------------------------------------------

- --------------------------------------
19                                     Robinson Nugent, Inc. and Subsidiaries

- ----------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In Thousands Except Per Share Data

 ....................................
NOTE 11  STOCK OPTION PLANS (CONTINUED)

1997                                                         SHARES    WEIGHTED AVERAGE OPTION PRICE PER SHARE
- ---------------------------------------------------------------------------------------------------------------------
Shares under option at beginning of year                        385                             $ 7.62
         Granted                                                204                               5.19
         Expired                                                (3)                              11.50
         Cancelled                                             (86)                               7.92
- -------------------------------------------------------------------------------------------------------------
Shares under option at end of year                              500                             $ 6.56

A total of 386, 360 and 282 shares at an average option price per share of $6.52, $6.59 and $7.34 were exercisable and 441, 532 and 130 shares were available for future grants at June 30, 1999, 1998 and 1997 respectively.

The following table summarizes information about stock options outstanding at June 30, 1999;

                      OPTIONS OUTSTANDING                                                 OPTIONS EXERCISABLE
- ----------------------------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED            WEIGHTED                                 WEIGHTED
                               NUMBER                  AVERAGE             AVERAGE               NUMBER             AVERAGE
      RANGE OF            OUTSTANDING                REMAINING            EXERCISE          EXERCISABLE           EXERCISED
EXERCISE PRICES            AT 6/30/99         CONTRACTUAL LIFE               PRICE           AT 6/30/99               PRICE
- ----------------------------------------------------------------------------------------------------------------------------------
   $4.00 to 5.875                 292                     6.36               $4.41                  169              $ 4.62
   $6.00 to 7.375                 123                     5.80               $6.39                   72              $ 6.33
   $8.625 to 9.25                 144                     5.35               $8.85                  145              $ 8.85
   $4.00 to 9.25                  559                     5.98               $5.99                  386              $ 6.52
- ----------------------------------------------------------------------------------------------------------------------------------

The weighted average fair value of options granted during 1999, 1998 and 1997 were $1.91, $2.19 and $1.64, respectively.

The fair value of each stock option granted in 1999, 1998 and 1997 was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998 and 1997 respectively: dividend yield of 0%, 1.6% to 2.8% and 1.3% to 2.6%; volatility factor of 45%, 37% and 32%; a range of risk-free interest rates of 4.7% to 5.1%, 5.5% to 6.0% and 5.9% to 6.7%; and expected lives of 5 years for all years.

In accordance with APB 25, the Company has not recognized any compensation cost for the stock option plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                              1999                 1998                1997
- ----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              As reported                     $390             (6,181)               2,355
                                               Pro forma                        164             (6,471)               2,183

Earnings (loss) per share                      As reported                     0.08              (1.26)                 .48
                                               Pro forma                       0.03              (1.32)                 .45
- ----------------------------------------------------------------------------------------------------------------------------------

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

 ....................................
NOTE 12  STOCK PURCHASE PLAN

In 1993, the Company adopted an employee stock purchase plan for key employees that provided for participants of the plan to purchase common shares of the Company on the open market through an independent trustee. The plan permitted the Board of Directors to authorize interest-free loans to the participants for the purchase of stock. Shares are held in trust as collateral for the loans, which are payable by the participants of the plan over a period not to exceed ten years. The plan also provided for participants to receive from the Company a matching number of common shares of the Company, based upon a vesting schedule and the participants' level of purchased shares. The plan terminated in 1994 with respect to new participation. The loans ($72 in 1999, $98 in 1998 and $158 in 1997) and deferred compensation charges ($5 in 1999, $8 in 1998 and $19 in
1997) associated with the plan are classified as a reduction of shareholders' equity. The amortization of the deferred compensation charged to expense was $3 in 1999, $11 in 1998 and $51 in 1997.

- --------------------------------------

 ....................................
NOTE 13  SHAREHOLDER RIGHTS PLAN

The Company adopted a shareholder rights plan in April 1988 for the purpose of deterring coercive or unfair takeover tactics and encouraging a potential acquirer to negotiate with the Board of Directors before attempting to gain control of the Company. Under the terms of the plan, rights to purchase additional common shares were distributed as a dividend to shareholders of record on May 6, 1988, and will be distributed with respect to shares which are issued after May 6, 1988. The rights are attached to each issued and outstanding share and were to expire on April 15, 1998. The Plan was amended in January 1998 to extend the expiration date to April 15, 2008. At issuance, the rights are not exercisable and are not detachable from common shares. Accordingly, the rights do not provide any immediate value to shareholders. The Company may redeem the rights for one cent per right at any time prior to becoming exercisable. The rights become exercisable ten days after public disclosure that a person acquired 20% or more, or commenced a tender offer or exchange offer for 30% or more, of the issued and outstanding common shares, unless such acquisition or tender offer was approved in advance by the disinterested directors of the Company. Thereafter, the rights will trade separately from the common shares, and separate certificates representing the rights will be issued. Each right grants an eligible holder the right to purchase for $40.00 additional common shares of the Company, or in the event of certain mergers or business combinations, additional shares of the survivor's common shares. The number of common shares to be issued upon exercise of a right is based upon the then current market value of the common shares, subject to certain adjustments.

 ....................................
NOTE 14  SETTLEMENT OF PATENT INFRINGEMENT CLAIM

In April 1997, the Company accepted a lump sum payment and recognized pretax income of $500 ($315 after related income taxes) from a settlement of a patent infringement claim against a competitor.

 ....................................
NOTE 15  SIGNIFICANT CUSTOMER

During 1999, the Company had sales of approximately $8,400 to a single customer, which was in excess of 10% of total net sales for that year. No sales to a single customer exceeded 10% of total sales in 1998 or 1997.

 ....................................
NOTE 16  EMPLOYEE HEALTH INSURANCE PLAN

The Company maintains a self-insurance program for that portion of health care costs not covered by insurance. The Company's costs are limited to $100 a person each calendar year, with an aggregate annual limitation, for the plan year ending December 31, 1999, of $804.

 ....................................
NOTE 17  BUSINESS SEGMENT AND FOREIGN SALES

The Company operates within the electronic connectors segment of the electronics industry. Products are sold throughout the world for use by manufacturers of computers, telecommunications equipment, automobiles, industrial controls, medical instrumentation, and a wide variety of other products to interconnect components of electronic systems. The sales and marketing operations outside the United States are conducted in Japan, Singapore, the Netherlands and Sweden. During 1999, the Company had manufacturing operations located in the United States, Mexico, Scotland, Belgium, and Malaysia.

- --------------------------------------
21                                    Robinson Nugent, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In Thousands Except Per Share Data
 ....................................

NOTE 17  BUSINESS SEGMENT AND FOREIGN SALES (CONTINUED)
SALES                                                                  1999           1998           1997
- ---------------------------------------------------------------------------------------------------------------
United States
      Domestic                                                      $44,042         46,955        52,849
      Export:
        Europe                                                           --             78            57
        Asia                                                             --              7           194
        Rest of World                                                 2,296          1,653         2,128
- ---------------------------------------------------------------------------------------------------------------
          Total sales to customers                                   46,338         48,693        55,228
      Intercompany                                                    4,950          7,342         8,447
- ---------------------------------------------------------------------------------------------------------------
          Total United States                                        51,288         56,035        63,675

Europe
      Domestic                                                       17,486         18,472        21,552
      Export:
        Asia                                                             --             --           422
- ---------------------------------------------------------------------------------------------------------------
          Total sales to customers                                   17,486         18,472        21,974
      Intercompany                                                    3,024          3,806         4,293
- ---------------------------------------------------------------------------------------------------------------
          Total Europe                                               20,510         22,278        26,267
Asia
      Domestic                                                        6,168          6,981         7,543
      Export to rest of world                                            --             --            95
- ---------------------------------------------------------------------------------------------------------------
          Total sales to customers                                    6,168          6,981         7,638
      Intercompany                                                    3,763          4,128         2,883
- ---------------------------------------------------------------------------------------------------------------
          Total Asia                                                  9,931         11,109        10,521
Eliminations                                                        (11,737)      (15,276)       (15,623)
- ---------------------------------------------------------------------------------------------------------------
          Consolidated                                              $69,992         74,146        84,840
- ---------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
- ---------------------------------------------------------------------------------------------------------------
United States                                                       $39,990         36,274        39,310
Europe                                                               14,568         14,544        16,891
Asia                                                                  3,843          3,417         5,739
Eliminations                                                        (11,775)      (11,933)       (12,244)
- ---------------------------------------------------------------------------------------------------------------
          Consolidated                                              $46,626         42,302        49,696
- ---------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
- ---------------------------------------------------------------------------------------------------------------
United States                                                     $     422        (6,298)         3,939
Europe                                                                 (249)       (2,217)           205
Asia                                                                    (85)            73          (295)
- ---------------------------------------------------------------------------------------------------------------
          Consolidated                                           $       88        (8,442)         3,849
- ---------------------------------------------------------------------------------------------------------------

Intercompany sales of finished products were generally priced to "share" profits based upon current market conditions. Items requiring further processing were priced at cost plus a fixed percentage.

 ....................................
NOTE 18  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           THREE MONTHS ENDED
FOR THE YEAR ENDED JUNE 30, 1999                       SEPT. 30, 1998   DEC. 31, 1998   MAR. 31, 1999  JUNE 30, 1999   TOTAL
- -------------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $ 14,914         17,502        18,657        18,919        69,992
Gross profit                                                $  2,828          3,877         4,808         4,825        16,338
Net income (loss)                                           $ (1,317)            39           508         1,160           390
Net income (loss) per common share, basic and dilutive      $  (0.27)          0.01          0.10          0.24          0.08
Dividends per common share                                  $     --             --            --            --            --
- -------------------------------------------------------------------------------------------------------------------------------


 ...............
22

                                                               THREE MONTHS ENDED
FOR THE YEAR ENDED JUNE 30, 1998               SEPT. 30, 1997   DEC. 31, 1997  MAR. 31, 1998  JUNE 30, 1998      TOTAL
- -------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $ 18,543         19,576         19,658         16,369         74,146
Gross profit                                       $  3,386          3,524          2,929          1,750         11,589
Net loss                                           $   (132)          (232)        (3,288)        (2,529)        (6,181)
Net loss per common share, basic and dilutive      $   (.03)          (.05)          (.67)          (.52)         (1.26)
Dividends per common share                         $    .03            .03            .03            .03            .12
- -------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share amounts are calculated independently for each of the periods presented. The sum of the quarters may not equal the full year net income (loss) per share amounts.

Customer orders in the fourth quarter ended, June 30, 1999 were at $17.9 million, up 37 percent from orders of $13.1 million in the same quarter a year ago. For the year ended June 30, 1999, orders were $72.8 million, compared to $69.9 million in the prior year, an increase of $2.9 million or 4 percent. The backlog of unshipped orders at June 30, 1999 was $13.0 million, compared to $10.2 million at June 30, 1998. Sales were $18.9 million, compared to $16.4 million in the fourth quarter of the prior year. Robinson Nugent increased its sales of higher margin telecom/data-com equipment connectors in the U.S. and smart card reader connector and memory card connector products in Europe.

The Company reported net income of $1.2 million (24 cents per common share) for the fourth quarter ending June 30, 1999. These results reflect a turnaround in the profitability of the Company when compared to a net loss of $2.5 million (a loss of 52 cents per common share, including $2.0 million of special and unusual charges) in the same quarter of the prior year. The operating results for the quarter include $0.4 million of expenses due to changes in foreign currency exchange rates. These unfavorable changes in currency exchange rates were experienced primarily in the Company's European operations. The Euro weakened relative to the British pound and both the Euro and British pound weakened relative to the U.S. dollar. The net effect of these changes reduced European gross profits by approximately $0.2 million and generated an additional $0.2 million of currency transaction losses in this period. Earnings in the fourth quarter also include a $0.5 million tax benefit related to the value of accumulated net operating loss carryforwards of the Company's operations in Scotland. The decision to recognize the value of these benefits in the quarter was based upon the earnings that have been generated in recent quarters by the Scottish operations and the anticipation of future taxable earnings in this operating division.

The results of operations for the year include special and unusual costs of $1.6 million. These costs include $1.1 million related to the implementation of a new worldwide information and enterprise resource planning system, for the U.S., Mexico and Europe, and $0.5 million spent in the first quarter to complete the move of the cable assembly operations from North Carolina to Mexico. The Company expensed approximately $0.2 million of the costs related to this new system in the current quarter.

 .....................................
INDEPENDENT AUDITORS' REPORT
 .....................................

To the Board of Directors and Shareholders of Robinson Nugent, Inc.:

We have audited the accompanying consolidated balance sheets of Robinson Nugent, Inc. and subsidiaries, as of June 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company as of and for the year ended June 30, 1997 were audited by other auditors, whose report dated August 5, 1997, expressed an unqualified opinion on those consolidated statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Robinson Nugent, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Louisville, Kentucky
August 3, 1999

Robinson Nugent, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


 ...........................
23

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROBINSON NUGENT, INC.



Date: 9/24/99                         By: /s/ Larry W. Burke
      ----------------                    -----------------------------------
                                          Larry W. Burke, President and Chief
                                          Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 9/24/99                         By: /s/ Samuel C. Robinson
      ----------------                    -----------------------------------
                                          Samuel C. Robinson, Director


Date: 9/24/99                         By: /s/ Larry W. Burke
      ----------------                    -----------------------------------
                                          Larry W. Burke, Director,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: 9/24/99                         By: /s/ Patrick C. Duffy
      ----------------                    -----------------------------------
                                          Patrick C. Duffy, Director



Date: 9/24/99                         By: /s/ Richard L. Mattox
      ----------------                    -----------------------------------
                                          Richard L. Mattox, Director


Date: 9/24/99                         By: /s/ Jerrol Z. Miles
      ----------------                    -----------------------------------
                                          Jerrol Z. Miles, Director


Date: 9/24/99                         By: /s/ James W. Robinson
      ----------------                    -----------------------------------
                                          James W. Robinson, Director

Date: 9/24/99                         By: /s/ Richard W. Strain
      ----------------                    -----------------------------------
                                          Richard W. Strain, Director



Date: 9/24/99                         By: /s/ Ben M. Streepey
      ----------------                    -----------------------------------
                                          Ben M. Streepey, Director



Date: 9/24/99                         By: /s/ Donald C. Neel
      -----------------                   -----------------------------------
                                          Donald C. Neel, Director



Date: 9/24/99                         By: /s/ Robert L. Knabel
      -----------------                   -----------------------------------
                                          Robert L. Knabel, Vice President,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)