Form 10-Q
period 1999-09-30
ROBINSON NUGENT INC
filed 1999-11-12
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                                FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended        September 30, 1999
                                       -------------------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
                                   ----------          ----------
Commission File Number                          0-9010
                                 --------------------------------
                       ROBINSON NUGENT, INC.
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

               INDIANA                          35-0957603
-----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification No.)

  800 East Eighth Street, New Albany, Indiana      47151-1208
------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (812) 945-0211
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of October 31, 1999, the registrant had outstanding 4,931,911 common shares without par value.

     The Index to Exhibits is located at page 14 in the sequential numbering system. Total pages: 15.

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                  INDEX




                                                                   Page No.
                                                                   --------
PART I. Financial Information:


    Item 1. Financial Statements

        Consolidated balance sheets at September 30, 1999,
        September 30, 1998 and June 30, 1999                           3

        Consolidated statements of operations and comprehensive
        income for the three months ended September 30, 1999
        and September 30, 1998                                         5


        Consolidated statements of cash flows for the
        three months ended September 30, 1999 and September 30,1998    6


        Notes to consolidated financial statements                     7


    Item 2. Management's discussion and analysis of financial
            condition and results of operations                        8


PART II.    Other Information                                         13

                     PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS
                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                             (IN THOUSANDS)


                                    September 30      June 30
                               ---------------------- -------
ASSETS                           1999         1998      1999
                               -------      -------   -------
                                     (Unaudited)
Current assets:

 Cash and cash equivalents     $ 1,147      $ 1,035    $   845

 Accounts receivable, net       14,373        8,472     13,159

 Inventories:
   Raw materials                 1,039          990        971
   Work in process               6,490        5,818      5,569
   Finished goods                3,858        4,224      4,092
                               -------      -------    -------
     Total inventories          11,387       11,032     10,632

 Other current assets            1,791        2,069      3,313
                               -------      -------    -------


   Total current assets         28,698       22,608     27,949

Property, plant & equipment,
   net                          17,968       20,200     18,539

Other assets                       152          517        138
                               -------      -------    -------


   Total assets                $46,818      $43,325    $46,626
                               =======      =======    =======

See accompanying notes to the consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                           September 30      June 30
                                        -----------------    -------
LIABILITIES AND SHAREHOLDERS' EQUITY      1999      1998       1999
                                        -------   -------    -------
                                             (Unaudited)
Current liabilities:
 Current installments of long-term debt $   462   $   379   $   449
 Accounts payable                         7,164     5,294     7,441
 Accrued expenses                         4,771     5,268     5,369
                                        -------   -------   -------

   Total current liabilities             12,397    10,941    13,259

Long-term debt, excluding current
 installments                             8,667     9,228     9,016
Other liabilities                           985       980       901
                                        -------   -------   -------

   Total liabilities                     22,049    21,149    23,176
                                        -------   -------   -------

Shareholders' equity:
 Common shares without par value
  Authorized shares 15,000,000; issued
  6,851,250 shares                       20,950    20,950    20,950
 Retained earnings                       15,614    13,246    14,847
 Equity adjustment from foreign
  currency translation                      990     1,067       492
 Employee stock purchase plan loans
  and deferred compensation                 (65)      (95)      (77)
 Less cost of common shares in treasury;
   1,919,339 shares at September 30, 1999,
   1,959,485 shares at September 30, 1998
   and 1,925,668 shares at June 30, 1999 (12,720)  (12,992) (12,762)
                                         -------   -------   -------

   Total shareholders' equity            24,769    22,176    23,450
                                        -------   -------   -------

   Total liabilities and shareholders'
    equity                              $46,818   $43,325   $46,626
                                        =======   =======   =======

See accompanying notes to the consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                 Three Months Ended
                                    September 30
                                --------------------
                                  1999     1998
                                  ---------------
                                    (Unaudited)

Net sales                       $20,950    $14,914
Cost of sales                    15,388     12,086
                                -------    -------
 Gross profit                     5,562      2,828
Selling, general and
 administrative expenses          3,998      3,418
Special and unusual expenses        230        798
                                -------    -------

 Operating income (loss)          1,334     (1,388)
                                -------    -------

Other income (expense):
 Interest income                     14         13
 Interest expense                  (176)      (164)
 Currency loss                      (75)       (67)
                                -------    -------

                                   (237)      (218)
                                -------    -------

Income (loss) before income
   taxes                          1,097      (1,606)

Income taxes                        313       (289)
                                -------    -------

Net income (loss)               $   784    $(1,317)
                                -------    -------

Other comprehensive income:
 Foreign currency translation       498        355
                                -------    -------

Comprehensive income (loss)     $ 1,282    $  (962)
                                =======    =======

Per Share Data:
Basic net income (loss) per
  common share                  $   .16    $  (.27)
                                =======    =======


Weighted average number of
  common shares outstanding       4,931      4,892
                                =======    =======


Diluted net income (loss) per
  common share                  $   .16    $  (.27)
                                =======    =======


Adjusted weighted average
   number of common shares,
   assuming dilution              4,985       4,892
                                =======    =======


Dividends per common share      $    --    $    --
                                =======    =======


See accompanying notes to the consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (IN THOUSANDS)


                                                Three Months Ended
                                                   September 30
                                               --------------------
                                                 1999      1998
                                               -------   -------
                                                    (Unaudited)

Cash flows from operating activities:
  Net income (loss)                            $   784   $(1,317)
  Adjustments to reconcile net income (loss)
     to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                1,120     1,035
    Disposal of capital assets                      93         8
    Issuance of treasury shares as
      compensation                                  27      --
  Changes in assets and liabilities
    Receivables                                 (1,549)      802
    Inventories                                   (755)     (970)
    Other assets                                   861      (256)
    Accounts payable and accrued expenses         (791)      912
    Income taxes                                   972      (321)
    Deferred income taxes                           (2)       (9)
                                               -------   -------

    Net cash provided by (used in) operating
      activities                                   760      (116)
                                               -------   -------

Cash flows from investing activities:
  Capital expenditures                            (927)   (1,351)
  Proceeds from sale of fixed assets               326        --
                                               -------   -------

    Net cash used in investing activities         (601)   (1,351)
                                               -------   -------

Cash flows from financing activities:
  Proceeds from long-term debt                     500     1,500
  Repayments of long-term debt                    (884)      (41)
  Repayments of employee stock purchase plan
    loans                                            9        10
                                               -------   -------

    Net cash provided by (used in) financing
      activities                                  (375)    1,469
                                               -------   -------

Effect of exchange rate changes on cash            518        74
                                               -------   -------

Increase in cash and cash equivalents              302        76
Cash and cash equivalents at beginning
  of period                                        845       959
                                               -------   -------

Cash and cash equivalents at end of period     $ 1,147   $ 1,035
                                               =======   =======

See accompanying notes to the consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             SEPTEMBER 30, 1999 AND 1998, AND JUNE 30, 1999



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

2. Reference is directed to the Company's consolidated financial statements (Form 10-K), including references to the Annual Report, for the year ended June 30, 1999, and management's discussion and analysis included in Part I, Item 2 in this report.

3.    The  Company  recorded  special and unusual expenses  of  $230,000,
   before  taxes,  in  the quarter ending September 30,  1999.   This  is
   presented separately as a component of the operating income (loss) in the consolidated statements of operations. These expenses are personnel costs incurred to design and implement a new information and enterprise resource planning system for North American and European operations. This new system is being designed and implemented to satisfy year 2000 requirements, enhance management and control systems, improve customer service and vendor communications.

4. The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. RN will adopt the new standard in fiscal 2001. RN does not expect adoption of this standard will have a material impact on its financial statements.

                     PART I.  FINANCIAL INFORMATION

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Customer orders for the first quarter ended September 30, 1999, amounted to $27.2 million, up 62% from orders of $16.8 million in the same quarter of the prior year. This increase reflected a 34% increase in the United States, a 156% increase in Europe and a 33% increase in Asia. In addition, the Company's backlog of unshipped orders increased in the current quarter to $19.2 million, an increase of 56% compared to $12.3 million at September 30, 1998. The Company's backlog in the United States increased 28% due primarily to increased orders of connectors for Internet related applications such as servers, routers, hubs and other telecommunication equipment. The European backlog increased 182% due to the receipt of several large orders of next-generation, value added smart card reader connectors from the Company's largest European customer. Worldwide customer orders were $17.9 million in the fourth quarter of the prior year, and the backlog of unshipped orders at June 30, 1999, was $13 million. Based on the improved incoming order activity and a higher backlog of unshipped orders, management anticipates a continuation of the Company's improved performance as the year progresses.

Net sales increased 40% in the quarter to $20.9 million compared to $14.9 million in the first quarter of the prior year, and 11% compared to $18.9 million in the fourth quarter of the prior year. Customer sales in the United States increased 42% to $14.4 million compared to $10.1 million in the first quarter of the prior year, and 16% compared to $12.5 million in the prior quarter. The Company continues to experience higher levels of incoming orders and sales activity on its more profitable backplane connectors, and its high-density, surface mount, fine pitch board-to-board interconnect systems. These types of connectors are used in communication and networking components utilized to support the infrastructure of the Internet.

European customer sales increased 41% to $4.9 million compared to $3.5 million in the first quarter of the prior year, and increased by 4% from $4.7 million in quarter ended June 30, 1999. This sales increase is due primarily to an increase in customer orders and sales of smart card reader connectors. These connectors are currently in demand by major communication and digital satellite receiver manufacturing companies in Europe. The European sales team will continue to focus its sales effort on this profitable business niche. Based on higher incoming order activity and an increase in the backlog of unshipped orders in these product categories, management anticipates improved performance in this region as the year progresses.

Customer sales in Asia, which includes sales generated from operations in Japan, Malaysia and Singapore, were $1.6 million in the quarter compared to $1.3 million in the first quarter of the prior year, and $1.8 million in the prior quarter. The economic conditions have stabilized in the region and the strengthening of the Japanese yen and other Asian currencies had some favorable impact on sales in the quarter. The weakening of the dollar and the pound sterling against these currencies has lowered the relative cost of products produced in North America and Europe, compared to products produced in Asia. If the Japanese yen continues to remain strong, it will facilitate higher sales and improve the profitability of products manufactured in North America, Europe and Malaysia, and sold in Japan.


Comparative sales by geographic territory for the respective periods follows:

                                    Three Months Ended
     ($000 omitted)                    September 30
                                   -------------------
                                      1999      1998
                                   -------   -------
     United States:
        Domestic                   $13,909   $ 9,800
        Export to rest of world        532       339
                                   -------   -------
          Total sales to customers  14,441    10,139
        Intercompany                 1,536       872
                                   -------   -------
          Total United States       15,977    11,011
                                   -------   -------
     Europe:
        Domestic sales to
          customers                  4,894     3,475
        Intercompany                 1,158       558
                                   -------   -------
          Total Europe               6,052     4,033
                                   -------   -------
     Asia:
        Domestic sales to
          customers                  1,615     1,300
        Intercompany                 1,100       891
                                   -------   -------
          Total Asia                 2,715     2,191
                                   -------   -------
     Eliminations                   (3,794)   (2,321)
                                   -------   -------
     Consolidated                  $20,950   $14,914
                                   =======   =======


Gross profits in the quarter ended September 30, 1999, amounted to $5.6 million or 26.5 percent of net sales, compared to $2.8 million or 19.0 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development, which amounted to $1.2 million or 5.8 percent of net sales in the current quarter compared to $0.8 million or 5.3 percent of net sales in the prior year. The increase in gross profits in the quarter compared to the prior year reflects higher gross margins on sales and improved manufacturing efficiencies and plant utilization. Gross profits continue to be favorably impacted by the effect of manufacturing cost reduction programs.

Selling, general and administrative expenses of $4.0 million for the three months ended September 30, 1999 increased 17.6% compared to expenses of $3.4 million in the first quarter of the prior year. This increase was due primarily to higher sales commission expenses in the United States and Europe, and expenses related to the new information system in Europe and the United States.

The Company recorded special and unusual expenses of $0.2 million before taxes, in the quarter. These expenses include personnel costs incurred to design and implement the new information and enterprise resource planning system in Europe and the Company's cable assembly operations in North America. This system is currently operational for connector and cable assembly operations in the United States and Mexico. European operations are scheduled to complete the implementation of this system in December 1999.

Other income and expense for the three months ended September 30, 1999, reflect expenses of $237,000 compared to $218,000 for the comparable three-month period in the prior year. Other income and expense reflected currency losses in the current and first quarter of the prior year, combined with a slight increase in interest expense. Interest expense increased from $164,000 in the prior period to $176,000 in the current period due primarily to an increase in short-term borrowing rates. Currency losses in the quarter were generated primarily in Europe and the United States, but were partially offset by currency gains in Japan.

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

The net income in the quarter ended September 30, 1999, amounted to $0.8 million or 16 cents per share, compared to a net loss of $1.3 million or 27 cents per share in the first quarter of the prior year. Operations in the United States, Europe and Asia generated net income in the current quarter of $544,000, $201,000 and $4,000 respectively. The Company has steadily improved its performance quarter by quarter since the start of the prior fiscal year. This performance improved from one cent per share in the second quarter of last year, to ten cents in the third quarter, fifteen cents in the fourth quarter (excluding the one-time tax benefit recognized in the fourth quarter), to sixteen cents in the current quarter.


FINANCIAL CONDITION AND LIQUIDITY

Working capital at September 30, 1999, amounted to $16.3 million compared to $11.7 million at September 30, 1998 and $14.7 million at June 30, 1999. The current ratio was 2.3 to 1 at September 30, 1999 compared to
2.1 to 1 at September 30, 1998. The increase in working capital, compared to the prior year, primarily reflects a $5.9 million increase in accounts receivable, partially offset by increases in accounts payable. Long-term debt excluding current installments was $8.7 million as of September 30, 1999, and represented 35 percent of shareholders' equity at September 30, 1999, compared to $9.2 million or 42 percent of shareholders' equity at September 30, 1998.

The Company believes future working capital and capital expenditure requirements can be met from cash provided by operating activities, existing cash balances, and borrowings available under the existing credit facilities.

INFORMATION SYSTEMS AND YEAR 2000 ISSUES

The Company is currently in the process of replacing the management information systems of its operations in the United States and Europe including order management, manufacturing resource planning, finance and accounting. These systems are scheduled to be operational by December 1999 at a total estimated cost of $6.8 million. All operations in the United States have been converted to the new system. European operations are scheduled to convert to the new system in December 1999. The Company has incurred costs in the current and prior periods of approximately $6.1 million.
Expenditures in the current quarter include $0.2 million of personnel costs reflected in the special and unusual expense category of the statement of operations, and $0.3 million of capital expenditures. Funding for these expenditures has been provided by operating activities, existing cash balances and borrowings available under the existing credit facilities.

The Company expects that this new integrated system will increase operational efficiencies, support future growth, and address the impact of the year 2000 on current information systems. While the Company's future operating results and financial condition could be adversely affected by functional or performance difficulties with the new system during the transition period in Europe, management does not expect significant adverse difficulties to occur.

The Company does not presently have an acceptable contingency plan in the event of failure of the new management information system in Europe.
There is uncertainty as to the effects of any such failure on the Company's results of operation, liquidity and financial conditions. The Company intends to continue to review and consider contingency plans for this region as preparations continue to convert to the new system in Europe in December 1999.

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


DIVIDEND ACTION

On November 4, 1999 the Board of Directors voted not to declare a cash dividend in the quarter.


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

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  See Index to Exhibits.

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ROBINSON NUGENT, INC.
                                   ----------------------------
                                           (Registrant)


Date      11/8/99                  /s/ Larry W. Burke
        -------------------        ------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer



Date      11/8/99                  /s/ Robert L. Knabel
       --------------------        ------------------------
                                   Robert L. Knabel
                                   Vice President, Treasurer and Chief
                                     Financial Officer

                                FORM 10-Q

                            INDEX TO EXHIBITS



Number of                                               Sequential
   Item                                                 Numbering
Assigned in                                               System
Regulation S-K                                         Page Number
   Item 601            Description of Exhibit           of Exhibit
-------------  ------------------------------------    -------------

    (2)            Not applicable.

    (4)      4.1   Specimen certificate for Common Shares,
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