Form 10-Q
period 1999-12-31
ROBINSON NUGENT INC
filed 2000-01-27
CIK 276747

()
                                   ()
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                                FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended     DECEMBER 31, 1999
                                     -------------------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    -----------

Commission File Number              0-9010
                       -------------------------------

                 ROBINSON NUGENT, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

                INDIANA                  35-0957603
------------------------------------------------------

(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)         Identification
No.)

800 East Eighth Street, New Albany, Indiana  47151-1208
-------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of December 31, 1999, the registrant had outstanding 4,970,307 common shares without par value.


     The Index to Exhibits is located at page 16 in the sequential numbering system. Total pages: 18.

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                  INDEX




                                                                Page No.
                                                                --------
PART I. Financial Information:


    Item 1. Financial Statements


        Consolidated balance sheets at December 31, 1999,
        December 31, 1998 and June 30, 1999........ .................3

        Consolidated statements of operations and
        comprehensive income for the three and six
        months ended December 31, 1999 and December 31, 1998.........5


        Consolidated statements of cash flows for the six
        months ended December 31, 1999 and December 31,1998..........6


        Notes to consolidated financial statements...................7


    Item 2. Management's discussion and analysis of financial
            condition and results of operations......................9


PART II.    Other
Information.........................................................13

                     PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS
                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                             (IN THOUSANDS)

                                        December 31      June 30
                                  -------------------    -------
ASSETS                             1999        1998       1999
                                  -------     -----       ----
---
                                       (Unaudited)
Current assets:

 Cash and cash equivalents         $ 1,528    $   716    $   845

 Accounts receivable, net           14,719     10,024     13,159

 Inventories:
   Raw materials                       952        877        971
   Work in process                   7,641      6,071      5,569
   Finished goods                    5,248      3,512      4,092
                                   -------    -------    -------
     Total inventories              13,841     10,460     10,632

 Other current assets                2,116      2,464      3,313
                                   -------    -------    -------

   Total current assets             32,204     23,664     27,949
                                   -------    -------    -------

Property, plant & equipment, net    19,590     20,393     18,539

Other assets                           135        469        138
                                   -------    -------    -------
 Total Assets                      $51,929    $44,526    $46,626
                                   =======    =======    =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                          December 31      June 30
                                      ------------------   -------
LIABILITIES AND SHAREHOLDERS' EQUITY    1999       1998      1999
                                      -------    -------   -------
                                          (Unaudited)
Current liabilities:

 Current installments of long-term
   debt                               $   521   $   466    $   449
 Accounts payable                       8,249      6,052     7,441
 Accrued expenses                       4,944      4,410     5,369
                                      -------    -------   -------
   Total current liabilities           13,714     10,928    13,259
                                      -------    -------   -------

Long-term debt, excluding current
 installments                          11,364     10,220     9,016
Other liabilities                         954      1,080       901
                                      -------    -------   -------
   Total liabilities                   26,032     22,228    23,176

Shareholders' equity:
 Common shares without par value
  Authorized shares:  15,000,000; issued
  6,873,780 shares at December 31, 1999,
  6,851,250 shares at December 31, 1998
  and June 30, 1999                    21,062     20,950    20,950
 Retained earnings                     16,502     13,241    14,847
 Equity adjustment from foreign
  currency translation                  1,002      1,092       492
 Employee stock purchase plan loans
  and deferred compensation               (54)       (89)      (77)
 Less cost of common shares in treasury;
  1,903,473 shares at December 31, 1999,
  1,945,888 shares at December 31, 1998,
  1,925,668 shares at June 30, 1999   (12,615)   (12,896)  (12,762)
                                      -------    -------   -------
   Total shareholders' equity          25,897     22,298    23,450
                                      -------    -------   -------

   Total liabilities and shareholders'
    equity                            $51,929    $44,526   $46,626
                                      =======    =======   =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

<Caption
                                Three Months Ended   Six Months Ended
                                   December 31          December 31
                                ------------------   ------------------
                                  1999       1998      1999      1998
                                -------    -------   -------   -------
                                    (Unaudited)          (Unaudited)
Net sales                       $22,778    $17,502   $43,728   $32,416
Cost of sales                    16,309     13,625    31,697    25,711
                                -------    -------   -------   -------
 Gross profit                     6,469      3,877    12,031     6,705
Selling, general and
  administrative expenses         4,508      3,280     8,506     6,698
Special and unusual expenses        376        293       606     1,091
                                -------    -------   -------   -------
 Operating income (loss)          1,585        304     2,919    (1,084)
                                -------    -------   -------   -------

Other income (expense):
 Interest income                     11         18        25        31
 Interest expense                  (203)      (196)     (379)     (360)
 Royalty income                      --         --        --        --
 Currency losses                   (193)         3      (268)      (64)
                                -------    -------   -------   -------
 Total other income (expense)      (385)      (175)     (622)     (393)
                                -------    -------   -------   -------

Income (loss) before income
     taxes                        1,200       129     2,297     (1,477)
Income taxes                        320         90       633      (199)
                                -------    -------   -------   -------
Net income (loss)               $   880    $    39     1,664   $(1,278)
                                -------    -------   -------   -------

Other comprehensive income (loss):
 Foreign currency translation
  adjustments                        12         24       510       379
                                -------    -------   -------   -------
 Comprehensive income (loss)    $   892    $    63   $ 2,174   $  (899)
                                =======    =======   =======   =======

PER SHARE DATA:

Basic net income (loss) per
 common share                   $   .18    $   .01   $   .34   $  (.26)
                                =======    =======   =======   =======

Weighted average number of
 common shares outstanding        4,947      4,896     4,937     4,896
                                =======    =======   =======   =======

Diluted net income (loss) per
 common share                   $   .17    $   .01   $   .33   $  (.26)
                                =======    =======   =======   =======

Adjusted weighted average number
 of common
 Shares, assuming dilution        5,222      4,896     5,104     4,896
                                =======    =======   =======   =======

Dividends per common share      $    --    $    --   $    --   $    --
                                =======    =======   =======   =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (IN THOUSANDS)

                                                 Six Months Ended
                                                    December 31
                                                ------------------
                                                  1999        1998
                                                -------     -------
                                                    (Unaudited)
Cash flows from operating activities:
  Net income (loss)                             $ 1,664     $(1,278)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                  2,365       2,109
     Disposal of capital assets                     93          14
     Issuance of treasury shares as
       compensation                                 75          --
   Change in assets and liabilities:
     Receivables                                (2,350)       (750)
     Inventories                                (3,209)       (398)
     Other assets                                1,070        (644)
     Accounts payable and accrued expenses         436         912
     Income taxes                                  893        (291)
     Deferred income taxes                           4          --
                                                -------     -------
      Net cash provided by (used in) operating
         activities                               1,041        (326)
                                                -------     -------

Cash flows from investing activities:
  Capital expenditures                           (3,779)     (2,753)
  Proceeds from sales of fixed assets               326          --
                                                -------     -------
      Net cash used in investing activities      (3,453)     (2,753)
                                                -------     -------

Cash flows from financing activities:
  Proceeds from long-term debt                    3,586       4,170
  Repayments of long-term debt                   (1,137)     (1,603)
  Repayments of employee stock purchase
    plan loans                                       22          15
  Proceeds from exercised stock options             128          --
  Repurchase of common shares                       (16)         --
  Proceeds from sale of treasury shares              63          52
                                                -------     -------
      Net cash provided by financing activities   2,646       2,634
                                                -------     -------

Effect of exchange rate changes on cash             449         202
                                                -------     -------
Increase (decrease) in cash and cash
  equivalents                                       683        (243)
Cash and cash equivalents at beginning of
  period                                            845         959
                                                -------     -------
Cash and cash equivalents at end of period      $ 1,528     $   716
                                                =======     =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              DECEMBER 31, 1999 AND 1998, AND JUNE 30, 1999



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

2. Reference is directed to the Company's consolidated financial statements (Form 10-K), including references to the Annual Report, for the year ended June 30, 1999 and management's discussion and analysis included in Part I, Item 2 in this report.

3. The Company recorded special and unusual charges of $376,000, before taxes, in the quarter and $606,000 year to date. These expenses are presented separately as a component of the operating income in the consolidated statements of operations. These expenses are personnel costs incurred to design and implement a new information and enterprise resource planning system for North American and European operations. This new system is being designed and implemented to satisfy year 2000 requirements, enhance management and control systems, improve customer service and vendor communications.

4. The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Robinson Nugent will adopt the new standard in fiscal 2001. Robinson Nugent does not expect adoption of this standard will have a material impact on its financial statements.

5. The following tables present the Company's revenues and income (loss) before income taxes by geographic segment:



 NET SALES
                              Three Months Ended  Six Months Ended
                                  December 31       December 31
                              ------------------- ------------------
                                 1999      1998     1999      1998
                              --------  --------  -------   -------
 United States:
   Domestic                   $13,903   $10,958   $27,812   $20,758
   Export to rest of world         (1)      666       531     1,005
                              -------   -------   -------   -------
      Total sales to
        customers              13,902    11,624    28,343    21,763
   Intercompany                 1,779     1,382     3,315     2,254
                              -------   -------   -------   -------
      Total United States      15,681    13,006    31,658    24,017
                              -------   -------   -------   -------
 Europe:
      Total sales to domestic
         customers              6,876     4,346    11,770     7,821
   Intercompany                 1,008       469     2,166     1,027
                              -------   -------   -------   -------
      Total Europe              7,884     4,815    13,936     8,848
                              -------   -------   -------   -------
 Asia:
      Total sales to domestic
         customers              2,000     1,532     3,615     2,832
   Intercompany                 2,413     1,027     3,513     1,918
                              -------   -------   -------   -------
      Total Asia                4,413     2,559     7,128     4,750
                              -------   -------   -------   -------
 Eliminations                  (5,200)   (2,878)   (8,994)   (5,199)
                              -------   -------   -------   -------
 Consolidated                 $22,778   $17,502   $43,728   $32,416
                              =======   =======   =======   =======


    INCOME (L0SS) BEFORE INCOME TAXES:
                            Three Months Ended     Six Months Ended
                               December 31           December 31
                          ----------------------  ------------------
                             1999         1998      1999      1998
                          --------     --------   -------   -------
    United States(1)      $   445      $   150    $1,236    $  (780)
    Europe                    525          (29)      768       (585)
    Asia                      230            8       293       (112)
                          -------      -------    ------    -------
    Consolidated          $ 1,200      $   129    $2,297    $(1,477)
                          =======      =======    ======    =======

(1) United States income (loss) before income taxes includes all of the special and unusual charges presented separately as a component of operating income (loss) in the consolidated statements of operations as well as corporate expenses.

                     PART I.  FINANCIAL INFORMATION

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------


Customer orders for the second quarter ended December 31, 1999, amounted to $23.7 million, up 32 percent from orders of $18 million in the same quarter of the prior year. Customer orders for the six months ended December 31, 1999 amounted to $50.8 million, up 46 percent from orders of $34.8 million in the prior year. This increase in customer orders in the first half of the year reflected a 27 percent increase in the United States, a 103 percent increase in Europe and a 37 percent increase in Asia. The Company increased its backlog of unshipped orders to $20.1 million, an increase of 57 percent compared to $12.8 million at December 31, 1998, and 55 percent compared to $13 million at June 30, 1999. The Company's backlog in the United States has increased 29 percent due primarily to increased orders of connectors for Internet related applications such as servers, routers, hubs and other telecommunication equipment. The European backlog increased 176 percent, primarily due to an increase in customer orders of smart card reader connectors used in digital satellite receivers and television set top boxes. Based on the improved incoming order activity and a higher backlog of unshipped orders, management anticipates a continuation of the Company's improved performance as Robinson Nugent enters what has been traditionally the strongest half of the fiscal year. Growth trends in the Company's target market segments, including Internet related applications and satellite communications interfaces, as well as the general connector market, continue to be strong.

Net sales increased 30 percent in the quarter to $22.8 million compared to $17.5 million in the second quarter of the prior year, and increased 9 percent compared to $20.9 million in the first quarter of the year. Customer sales in the United States increased 20 percent to $13.9 million compared to $11.6 million in the second quarter of the prior year. Year-to-date customer sales in the United States increased 30 percent to $28.3 million compared to $21.8 million in the first half of the prior year. The Company continues to experience higher levels of incoming orders and sales activity on its more profitable backplane connectors, and its high-density, surface mount, fine pitch board-to-board interconnect systems. These types of connectors are used in communication and networking components utilized to support the infrastructure of the Internet. Profit margins remain strong in this region due to the Company's focus on this highly technical and rapidly expanding market segment.

European customer sales increased 60 percent to $6.9 million compared to $4.3 million in the second quarter of the prior year, and increased 51 percent to $11.8 million in the first six months of the year compared to $7.8 million in the prior year. This sales increase is due primarily to an increase in customer orders and sales of next-generation, value added smart card readers with integrated printed circuits, as well as standard single and double smart card reader connectors. These connectors are currently in demand by major communication and digital satellite receiver manufacturing companies in Europe. The European management team will continue to focus its engineering and its sales effort on this growing business niche. Based on higher incoming order activity and an increase in the backlog of unshipped orders in these product categories, management anticipates improved sales performance in this geographic region as the year progresses. Profit margins in Europe have been under pressure due to the weakening of the Euro when compared to the pound sterling and the U.S. dollar. The feasibility of Robinson Nugent using currency exchange rate hedging techniques to protect profit margins is limited. Management will continue to pursue cost effective measures to mitigate currency rate exposure risk.

Customer sales in Asia, which includes sales generated from operations in Japan, Malaysia and Singapore, were $2.0 million in the quarter compared to $1.5 million in the second quarter of the prior year, and $3.6 million year to date compared to $2.8 million in the prior year.

Comparative sales by geographic territory for the respective periods follows:

                             Three Months Ended     Six Months Ended
   ($000 omitted)                December 31          December 31
                            --------------------- -------------------
                               1999        1998     1999        1998
                            --------    --------  ------     -------
   United States:
      Domestic              $13,903     $10,958   $27,812    $20,758
      Export to rest of
       world                     (1)        666       531      1,005
                            -------     -------   -------    -------
        Total sales to
         customers           13,902      11,624    28,343     21,763
      Intercompany            1,779       1,382     3,315      2,254
                            -------     -------   -------    -------
        Total United States  15,681      13,006    31,658     24,017
                            -------     -------   -------    -------
   Europe:
      Domestic sales to
       customers              6,876       4,346    11,770      7,821
      Intercompany            1,008         469     2,166      1,027
                            -------     -------   -------    -------
        Total Europe          7,884       4,815    13,936      8,848
                            -------     -------   -------    -------
   Asia:
      Domestic sales to
       customers              2,000       1,532     3,615      2,832
      Intercompany            2,413       1,027     3,513      1,918
                            -------     -------   -------    -------
        Total Asia            4,413       2,559     7,128      4,750
                            -------     -------   -------    -------
   Eliminations              (5,200)     (2,878)   (8,994)    (5,199)
                            -------     -------   -------    -------
   Consolidated             $22,778     $17,502   $43,728    $32,416
                            =======     =======   =======    =======


Gross  profits  in the quarter ended December 31, 1999 amounted  to  $6.5 million or 28.4 percent of net sales, compared to $3.9 million or 22.2 percent of net sales in the prior year. Gross profits for the six months amounted to $12 million or 27.5 percent of net sales compared to $6.7 million or 20.7 percent of net sales in the first half of the prior year. Gross profits are net of engineering charges associated with new product development, which amounted to $1.1 million or 4.8 percent of net sales in the current quarter compared to $0.9 million or 5.1 percent of net sales in the prior year. Year-to-date engineering charges were $2.3 million or 5.3 percent of net sales compared to $1.7 million or 5.2 percent of net sales in the prior year. The increase in gross profits in the quarter compared to the prior year reflects higher gross margins, improved manufacturing efficiencies, and plant utilization. Gross profits continue to be favorably impacted by the increase in sales of newer, high-value Internet related products.

Selling, general and administrative expenses for the first half of the year were $8.5 million compared to $6.7 million in the prior year. Selling, general and administrative expenses of $4.5 million for the three months ended December 31, 1999 increased 37 percent compared to expenses of $3.3 million in the second quarter of the prior year. This increase was due primarily to higher sales commission expenses and operating expenses related to the new information system in Europe and the United States.

The Company recorded special and unusual expenses of $0.4 million before taxes, in the quarter. These expenses include personnel costs incurred to design and implement the new information and enterprise resource planning system in Europe and the Company's cable assembly operations in North America. This system is now operational for all of the Company's connector and cable assembly operations in the United States, Mexico and Europe. The Company successfully completed the worldwide implementation of its new information system in the quarter. This system was designed and implemented to satisfy
Y2K requirements, enhance management and control systems, and improve customer services and vendor communications.

Other income and expense for the three months ended December 31, 1999, reflect expenses of $385,000 compared to $175,000 for the comparable three-month period in the prior year and $622,000 compared to $393,000 for the comparable six-month period. Other income and expense reflected currency losses in the current quarter of $193,000 compared to a currency gain of $3,000 in the second quarter of the prior year which reduced earnings per share by three cents ($.03) in the quarter. Current and prior year-to-date results include currency losses of $268,000 and $64,000 respectively. There was a slight increase in interest expense in the current quarter and year to date compared to the prior year due to increased borrowings. Currency losses in the quarter were generated primarily in Europe and the United States, but were partially offset by currency gains in Japan.

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

The net income in the quarter ended December 31, 1999 amounted to $0.9 million or 17 cents per share, compared to $39,000 or 1 cent per share in the second quarter of the prior year. The net income for the six months amounted to $1.7 million or 33 cents per share compared to a net loss of $1.3 million or 26 cents per share in the prior year.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Working capital at December 31, 1999 amounted to $18.5 million compared to $12.7 million at December 31, 1998 and $14.7 million at June 30, 1999. The current ratio was 2.4 to 1 at December 31, 1999 compared to 2.2 to 1 at December 31, 1998. The increase in working capital, compared to the prior year, primarily reflects a $4.7 million increase in accounts receivable, partially offset by increases in accounts payable. Long-term debt excluding current installments was $11.4 million as of December 31, 1999, and represented 44 percent of shareholders' equity at December 31, 1999, compared to $10.2 million or 46 percent of shareholders' equity at December 31, 1998.

The Company believes future working capital and capital expenditure requirements can be met from cash provided by operating activities, existing cash balances, and borrowings available under the existing credit facilities.

INFORMATION SYSTEMS AND YEAR 2000 ISSUES
----------------------------------------

The Company successfully completed the implementation of its new worldwide management information system in the quarter. This information system addresses business and system processes including order management, manufacturing resource planning, finance and accounting. These systems were implemented at a total cost of approximately $6.8 million. All operations in North America, Europe and Asia have been converted to Y2K compliant systems. The Company has incurred costs in the current quarter and year to date of approximately $0.7 million and $1.2 million respectively. Expenditures in the current quarter include $0.4 million of personnel costs that are reflected in the special and unusual expense category of the statement of operations, and $0.3 million of capital expenditures. Funding for these expenditures has been provided by operating activities, existing cash balances and borrowings available under the existing credit facilities.

Expenses and capital expenditures for this project for the first six months of the year were $0.6 million and $0.6 million respectively.

The Company expects that this new integrated system will increase operational efficiencies and support future growth. As of this date, the Company has not experienced any significant adverse difficulties with any of its systems, its key suppliers, vendors or customers' systems relative to Y2K.


DIVIDEND ACTION
---------------

On January 27, 2000 the Board of Directors voted not to declare a cash dividend in the quarter.


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




Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Shareholders of Robinson Nugent, Inc. was held on November 4, 1999 for the following purposes:

          1. Election of one (1) director to hold office for two (2) years from the meeting date as follows:
                                             Vote
                                  ----------------------------
           Shares:                For        Withheld     No Vote
                                  ---        --------     -------

           James W. Robinson   3,788,333      51,599         --


                Election of three (3) directors to hold office for  three
          (3) years from the meeting date as follows:

                                             Vote
                                   ----------------------------
           Shares:                For        Withheld     No Vote
                                  ---        ---------    -------

           Larry W. Burke      3,787,733      52,199         --
           Donald C. Neel      3,788,333      51,599         --
           Ben M. Streepey     3,788,433      51,499         --

          The following directors shall continue their term of office as a director from November 4, 1999:

           Samuel C. Robinson - 1 year
           Jerrol Z. Miles    - 1 year
           Richard W. Strain  - 1 year
           Patrick C. Duffy   - 2 years
           Richard L. Mattox  - 2 years


          2. Ratification of the selection of Deloitte & Touche LLP as certified public accountants for the Company for the fiscal year ending June 30, 2000.
                                             Vote
                              ---------------------------------
                              For     Against  Abstain  No Vote
                              ---     -------  -------  --------

           Shares:         3,785,529   51,678     2,725     --

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  See Index to Exhibits.

               (b) No reports or Form 8-K were filed during the quarter ended December 31, 1999.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Robinson Nugent, Inc.
                              ----------------------------
                                   (Registrant)


Date  January 27, 2000        /s/ Larry W. Burke
     -----------------        ---------------------
                              Larry W. Burke
                              President and Chief Executive Officer



Date  January 27, 2000        /s/ Robert L. Knabel
     -----------------        ---------------------

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