Form 10-Q
period 2000-03-31
ROBINSON NUGENT INC
filed 2000-05-01
CIK 276747

()
                                   ()
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                                FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   MARCH 31, 2000
                                     ---------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                              --------       --------

Commission File Number        0-9010
                           ------------

                       ROBINSON NUGENT, INC.
               ------------------------------------

         (Exact name of registrant as specified in its charter)

    INDIANA                               35-0957603
-------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)           Identification
No.)

800 East Eighth Street, New Albany, Indiana  47151-1208
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of December 31, 1999, the registrant had outstanding 5,085,948 common shares without par value.


     The Index to Exhibits is located at page 15 in the sequential numbering system. Total pages: 17.

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                  INDEX




                                                                Page No.
                                                                --------
PART I. Financial Information:



    Item 1. Financial Statements


        Consolidated balance sheets at March 31, 2000,
        March 31, 1999 and June 30, 1999...........                3

        Consolidated statements of operations and
        comprehensive income for the three and nine
        months ended March 31, 2000 and March 31, 1999..........   5


        Consolidated statements of cash flows for the nine
        months ended March 31, 2000 and March 31,1999...........   6


        Notes to consolidated financial statements..............   7


    Item 2. Management's discussion and analysis of financial
            condition and results of operations.................   9


PART II.    Other Information...................................  13

                     PART I.  FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS
                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                             (IN THOUSANDS)

                                         March 31        June 30
                                   ------------------    -------
ASSETS                               2000      1999        1999
                                   -------   -------     -------
                                       (Unaudited)
Current assets:

 Cash and cash equivalents         $ 1,237   $ 1,435     $   845

 Accounts receivable, net           16,407    10,466      13,159

 Inventories:
   Raw materials                     1,007       771         971
   Work in process                   8,162     5,336       5,569
   Finished goods                    8,106     3,965       4,092
                                   -------   -------     -------
     Total inventories              17,275    10,072      10,632

 Other current assets                2,713     2,153       3,313
                                   -------   -------     -------

   Total current assets             37,632    24,126      27,949
                                   -------   -------     -------

Property, plant & equipment, net    16,784    18,557      18,539

Other assets                           118       470         138
                                   -------   -------     -------

   Total assets                    $54,534   $43,153     $46,626
                                   =======   =======     =======


See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                            March 31        June 30
                                      ------------------    -------
LIABILITIES AND SHAREHOLDERS' EQUITY    2000      1999        1999
                                      -------   -------     -------
                                         (Unaudited)
Current liabilities:

 Current installments of long-term
   debt                               $   501     $   455   $   449
 Accounts payable                       8,865     5,913       7,441
 Accrued expenses                       5,392     4,724       5,369
                                      -------   -------     -------
   Total current liabilities           14,758    11,092      13,259
                                      -------   -------     -------
Long-term debt, excluding current
 installments                          11,317     8,583       9,016
Other liabilities                         971     1,050         901
                                      -------   -------      ------
Total liabilities                      27,046    20,725      23,176
                                      -------   -------     -------

Commitments and contingencies              --        --          --
                                      -------   -------     -------

Shareholders' equity:
 Common shares without par value
  Authorized shares:  15,000,000; issued
  6,980,192 shares at March 31, 2000,
  6,851,250 shares at March 31, 1999
  and June 30, 1999                    21,443    20,950      20,950
 Retained earnings                     17,793    13,713      14,847
 Equity adjustment from foreign
  currency translation                    827       641         492
 Employee stock purchase plan loans
  and deferred compensation               (27)      (82)        (77)
 Less cost of common shares in treasury;
  1,894,246 shares at March 31, 2000,
  1,930,064 shares at March 31, 1999,
  1,925,668 shares at June 30, 1999   (12,548)  (12,794)    (12,762)
                                      -------   -------     -------
   Total shareholders' equity          27,488    22,428      23,450
                                      -------   -------     -------

   Total liabilities and shareholders'
    equity                            $54,534   $43,153     $46,626
                                      =======   =======     =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME

                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   Three Months Ended  Nine Months Ended
                                        March 31            March 31
                                   -----------------   -----------------
                                     2000     1999       2000      1999
                                   -------  -------    -------   -------
                                       (Unaudited)         (Unaudited)


Net sales                          $23,985  $18,657    $67,713   $51,073
Cost of sales                       17,017   13,849     48,714    39,560
                                   -------  -------    -------   -------
 Gross profit                        6,968    4,808     18,999    11,513
Selling, general and administrative
  expenses                           4,890    3,598     13,396    10,296
Special and unusual expenses           151      335        757     1,426
                                   -------  -------    -------   -------
 Operating income (loss)             1,927      875      4,846      (209)
                                   -------  -------    -------   -------

Other income (expense):
 Interest income                        12       14         37        45
 Interest expense                     (272)    (216)      (651)     (576)
 Royalty income                         11       21         11        21
 Currency gains (losses)                12      (54)      (256)     (118)
                                   -------  -------    -------   -------
 Total other income (expense)         (237)     235       (859)     (628)
                                   -------  -------    -------   -------

Income (loss) before income taxes    1,690      640      3,987      (837)
Income taxes                           464      132      1,097       (67)
                                   -------  -------    -------   -------
Net income (loss)                  $ 1,226  $   508      2,890   $  (770)
                                   -------  -------    -------   -------

Other comprehensive income (loss):
 Foreign currency translation
   adjustments                        (175)    (400)       335      (132)
                                   -------  -------    -------   -------
 Comprehensive income (loss)       $ 1,051  $   108    $ 3,225   $  (902)
                                   =======  =======    =======   =======


PER SHARE DATA:

Basic net income (loss) per
  common share                     $   .24  $   .10    $   .58   $  (.16)
                                   =======  =======    =======   =======

Weighted average number of
 common shares outstanding           5,013    4,912      4,962     4,901
                                   =======  =======    =======   =======

Diluted net income (loss) per
  common share                     $   .23  $   .10    $   .56   $  (.16)
                                   =======  =======    =======   =======

Adjusted weighted average number
  of common
 Shares, assuming dilution           5,399    4,915      5,202     4,901
                                   =======  =======    =======   =======

Dividends per common share         $    --  $    --    $    --   $    --
                                   =======  =======    =======   =======

See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (IN THOUSANDS)

                                                 Nine Months Ended
                                                      March 31
                                                ------------------
                                                  2000        1999
                                                -------     -------
                                                    (Unaudited)
Cash flows from operating activities:
  Net income (loss)                             $2,890      $ (770)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
   Depreciation and amortization                 3,654       3,225
     Deferred income taxes                       1,036          --
     Disposal of capital assets                     27         (83)
     Issuance of treasury shares as
       compensation                                143          --
   Change in assets and liabilities:
                                               Receivables (4,545)
   (1,192)
     Inventories                                (6,643)        (10)
     Other assets                                  583        (639)
     Accounts payable and accrued expenses       1,775       1,057
                                                ------      ------

      Net cash provided by (used in) operating
         activities                             (1,080)      1,588
                                                ------      ------

Cash flows from investing activities:
  Capital expenditures                          (4,506)     (4,361)
  Proceeds from sales of fixed assets            2,526       2,126
                                                ------      ------
      Net cash used in investing activities     (1,980)     (2,235)
                                                ------      ------

Cash flows from financing activities
  Proceeds from short-term bank borrowings          --         250
  Repayments of short-term bank borrowings          --        (250)
  Proceeds from long-term debt                   5,141       4,420
  Repayments of long-term debt                  (2,693)     (3,424)
  Repayments of employee stock purchase plan
    loans                                           49          20
  Proceeds from exercised stock options            788          --
  Repurchase of common shares                     (295)         --
  Grants of treasury shares                         --         118
  Proceeds from sale of treasury shares            127          --
                                                ------      ------
      Net cash provided by financing activities  3,117       1,134
                                                ------      ------

Effect of exchange rate changes on cash            335         (11)
                                                ------      ------
Increase in cash and cash equivalents              392         476
Cash and cash equivalents at beginning of
  period                                           845         959
                                                ------      ------
Cash and cash equivalents at end of period      $1,237      $1,435
                                                ======      ======


See accompanying notes to consolidated financial statements.

                     PART I.  FINANCIAL INFORMATION

                 ROBINSON NUGENT, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               MARCH 31, 2000 AND 1999, AND JUNE 30, 1999



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

3. The Company recorded special and unusual charges of $151,000, before taxes, in the quarter and $757,000 year to date. These expenses are presented separately as a component of the operating income in the consolidated statements of operations. These expenses are personnel costs incurred to design and implement a new information and enterprise resource planning system for North American and European operations. This new system was designed and implemented to satisfy year 2000 requirements, enhance management and control systems and improve customer service and vendor communications.

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

5.    The  following  tables present the Company's  revenues  and  income
   (loss)
    before income taxes by geographic segment:

        NET SALES
                                Three Months Ended  Nine Months Ended
                                      March 31           March 31
                                ------------------  -----------------
                                   2000      1999     2000     1999
                                --------  --------  -------  -------
        United States:
          Domestic              $13,931   $11,227   $40,959  $31,985
          Export to rest of world   639       854    1,954     1,859
                                -------   -------   -------  -------
            Total sales to
             customers           14,570    12,081    42,913   33,844
          Intercompany            2,406     1,426     5,721    3,680
                                -------   -------   -------  -------
            Total United States  16,976    13,507    48,634   37,524
                                -------   -------   -------  -------
        Europe:
            Total sales to
             domestic customers   6,997     4,994    18,767   12,815
          Intercompany            1,653       978     3,819    2,005
                                -------   -------   -------  -------
            Total Europe          8,650     5,972    22,586   14,820
                                -------   -------   -------  -------
        Asia:
            Total sales to
             domestic customers   2,418     1,582     6,033    4,414
          Intercompany            3,486       946     6,999    2,864
                                -------   -------   -------  -------
            Total Asia            5,904     2,528    13,032    7,278
                                -------   -------   -------  -------
        Eliminations             (7,545)   (3,350)  (16,539)  (8,549)
                                -------   -------   -------  -------
        Consolidated            $23,985   $18,657   $67,713  $51,073
                                =======   =======   =======  =======



        INCOME (L0SS) BEFORE INCOME TAXES:
                                Three Months Ended  Nine Months Ended
                                      March 31           March 31
                                ------------------- ------------------
                                   2000      1999     2000     1999
                                --------  --------  -------  -------
        United States(1)        $   754   $   296   $2,449   $  (484)
        Europe                      531       316      912      (269)
        Asia                        405        28      626       (84)
                                -------   -------   ------   -------
        Consolidated            $ 1,690   $   640   $3,987   $  (837)
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

                     PART I.  FINANCIAL INFORMATION

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Customer orders for the third quarter ended March 31, 2000, amounted to $25.3 million, up 25 percent from orders of $20.3 million in the same quarter of the prior year. Growth trends in the Company's target market segments, including Internet equipment related applications and satellite communications interfaces, as well as the general connector market, continue to be strong. Customer orders for the nine months ended March 31, 2000 amounted to 76.1 million, up 38 percent from orders of $55.1 million in the prior year. This increase in customer orders for the first nine months of the year reflected a 24 percent increase in the United States, a 63 percent increase in Europe and a 75 percent increase in Asia. The Company increased its backlog of unshipped orders to $21.4 million, an increase of 43 percent compared to $15.0 million at March 31, 1999, and 65 percent compared to $13 million at June 30, 1999. The
Company's backlog in the United States has increased 26 percent due primarily to increased orders of connectors for Internet related applications such as servers, routers, hubs and other telecommunication equipment. The European backlog increased 86 percent, primarily due to an increase in customer orders of smart card reader connectors used in digital satellite receivers and television set top boxes. Based on the improved incoming order activity and a higher backlog of unshipped orders, management anticipates a continuation of the Company's improved performance as Robinson Nugent enters the final quarter of the fiscal year.

Net sales increased 29 percent in the quarter to $24.0 million compared to $18.7 million in the third quarter of the prior year, and increased 5 percent compared to $22.8 million in the second quarter of the year. Customer sales in the United States increased 24 percent to $13.9 million compared to $11.2 million in the third quarter of the prior year. Year-to-date customer sales in the United States increased 28 percent to $41.0 million compared to $32.0 million in the first nine months of the prior year. The Company continues to experience higher levels of incoming orders and sales activity of its higher margin backplane connectors, and its high-density, surface mount, fine pitch board-to-board interconnect systems. Both types of connectors are used in communication and networking components utilized to support the infrastructure of the Internet. Profit margins remain strong in the United States operations due to the Company's focus on this highly technical and rapidly expanding market segment. United States operations have also experienced a resurgence of growth of a number of its more mature product lines.

European customer sales increased 40 percent to $7.0 million compared to $5.0 million in the third quarter of the prior year, and increased 46 percent to $18.8 million in the first nine months of the year compared to $12.8 million in the prior year. This sales growth is due primarily to an increase in customer orders and sales of next-generation, value added smart card readers with integrated printed circuits, as well as standard single and double smart card reader connectors. These connectors are currently in demand by major communication and digital satellite receiver manufacturing companies in Europe. The European management team will continue to focus its engineering and sales effort on this growing business niche. Based on the strong incoming order activity and an increase in the backlog of unshipped orders in these product categories, management anticipates a continuation of this growing sales trend in this geographic region in future quarters. Profits in Europe continue to be adversely affected by the weakening of the Euro when compared to the pound sterling and the U.S. dollar. Management will continue to pursue and utilize cost effective measures to mitigate currency rate exposure risk.

Customer sales in Asia were $2.4 million in the quarter compared to $1.6 million in the third quarter of the prior year, and $6.0 million year to date compared to $4.4 million in the prior year.

Gross profits continued to improve in the quarter ended March 31, 2000 amounting to $7.0 million, or 29.1 percent, compared to $4.8 million or
25.7 percent in the prior year and $6.5 million or 28.4 percent in the prior quarter. Gross profits for the nine months amounted to $19 million or 28.1 percent compared to $11.5 million or 22.5 percent in the first nine months of the prior. Gross profits are net of engineering charges associated with new product development, which amounted to $1.1 million or 4.4 percent of net sales in the current quarter compared to $0.9
million  or  4.8  percent  in the prior year.   Year-to-date  engineering
charges were $3.4 million or 5.0 percent compared to $2.4 million or 4.8 percent in the prior year. It is anticipated that the higher level of research and development expenditures will continue in future quarters to support an increase in new product development in the United States and
Europe.   The  increase in gross profits in the quarter compared  to  the prior year reflects product mix, overall cost reductions, improved manufacturing efficiencies, and better plant utilization. Gross profits continue to be favorably impacted by the increase in sales of newer, high-
value   products  for  high-end  computer  work-stations,  servers,   and
telecommunication equipment providers.

Selling, general and administrative expenses for the first nine months of the year were $13.4 million compared to $10.3 million in the prior year. Selling, general and administrative expenses of $4.9 million for the three months ended March 31, 2000 increased 36 percent compared to expenses of $3.6 million in the third quarter of the prior year. This increase was due primarily to higher sales commission expenses and operating expenses related to the new information system in Europe and the United States.

The Company recorded special and unusual expenses of $0.2 million before taxes, in the quarter. These expenses include personnel costs incurred to design and implement the new information and enterprise resource planning system in North America and Europe. This system is operational for all of the Company's connector and cable assembly operations in the United States, Mexico and Europe. This system was designed and implemented to satisfy Y2K requirements, enhance management and control systems, and improve customer services and vendor communications.

Other income and expense for the three months ended March 31, 2000, reflect expenses of $237,000 compared to income of $235,000 for the comparable three-month period in the prior year and expense of $859,000 compared to expense of $628,000 for the comparable nine-month period. Other income and expense reflected a currency gain in the current quarter of $12,000 compared to a currency loss of $54,000 in the third quarter of the prior year. Current and prior year-to-date results include currency losses of $256,000 and $118,000 respectively. There was a small increase in interest expense in the current quarter and year to date compared to the prior year due to increased borrowings used to fund new product development, systems to improve customer service levels and the purchase of our Scotland facility. The currency gain in the quarter was reported primarily in Asia and the United States, but were partially offset by currency losses in Europe.

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

The net income in the quarter ended March 31, 2000 amounted to $1.2 million or 23 cents per share, compared to $508,000 or 10 cents per share in the third quarter of the prior year. These results represent the sixth consecutive quarter of increased profitability from operations. The net income for the nine months amounted to $2.9 million or 56 cents per share compared to a net loss of $770,000 or 16 cents per share in the prior year.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at March 31, 2000 amounted to $22.9 million compared to $13.0 million at March 31, 1999 and $14.7 million at June 30, 1999. The current ratio was 2.6 to 1 at March 31, 2000 compared to 2.2 to 1 at March 31, 1999. The increase in working capital, compared to the prior year, primarily reflects a $5.9 million increase in accounts receivable and $7.2 million increase in inventory, partially offset by a $3.0 million increase in accounts payable. The increase in inventory should improve customer service levels and provide a basis for a continuation of growth in sales and profits in future periods. Long-term debt excluding current installments was $11.3 million as of March 31, 2000, and represented 41 percent of shareholders' equity at March 31, 2000, compared to $8.6 million or 38 percent of shareholders' equity at March 31, 1999.

In February 2000, the Company sold its facility in New Albany, Indiana, to a limited liability company owned by two of the Company's principal shareholders for approximately $2.1 million in cash. This transaction resulted in a small gain on the sale. This facility was subsequently leased back by the Company for $220,000 per year, under a two year, triple-net lease.

The Company believes future working capital and capital expenditure requirements can be met from cash provided by operating activities, existing cash balances, and borrowings available under the existing credit facilities.

INFORMATION SYSTEMS AND YEAR 2000 ISSUES

The Company successfully completed the implementation of its new worldwide management information system. This new information system addressed business and system processes including order management, manufacturing resource planning, finance and accounting. These systems were implemented at a total cost of approximately $7.0 million. The Company expects that this new integrated system will increase operational efficiencies and support future growth. All operations in North America, Europe and Asia have been converted to Y2K compliant systems. As of this date, the Company has not experienced any significant adverse difficulties with any of its systems, its key suppliers, vendors or customers' systems relative to Y2K. The Company has incurred costs in the current quarter and year to date of approximately $0.2 million and $1.4 million respectively. Expenditures in the current quarter is made up of $0.2 million of personnel costs that are reflected in the special and unusual expense category of the statement of operations. Funding for these expenditures was provided by operating activities, existing cash balances and borrowings available under the existing credit facilities.

Expenses and capital expenditures for this project for the first nine months of the year were $0.8 million and $0.6 million respectively.


DIVIDEND ACTION
On April 5, 2000 the Board of Directors voted not to declare a cash dividend in the quarter.

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

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  See Index to Exhibits.

               (b) No reports or Form 8-K were filed during the quarter ended March 31, 2000.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Robinson Nugent, Inc.
                                   ---------------------
                                        (Registrant)


Date  May 1, 2000                  /s/ Larry W. Burke
     -------------                 ------------------------
                                   Larry W. Burke
                                   President and Chief Executive Officer



Date  May 1, 2000                  /s/ Robert L. Knabel
     -------------                 ------------------------
                                   Robert L. Knabel
                                   Vice President, Treasurer and Chief
                                    Financial Officer

                                FORM 10-Q

                            INDEX TO EXHIBITS



Number of                                               Sequential
   Item                                                 Numbering
Assigned in                                               System
Regulation S-K                                         Page Number
   Item 601             Description of Exhibit          of Exhibit
--------------        --------------------------       ------------
    (2)            Not applicable.

    (4)      4.1   Specimen certificate for Common Shares,
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