Form 10-K
period 2000-06-30
ROBINSON NUGENT INC
filed 2000-08-24
CIK 276747

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

Commission file number 0-9010

                              ROBINSON NUGENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           INDIANA                                            35-0957603
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 organization or incorporation)                         Identification Number)

800 EAST EIGHTH STREET, NEW ALBANY, INDIANA                   47151-1208
-------------------------------------------              ----------------------
 (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:  (812) 945-0211

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
Yes X  No
   ---   ---

         The aggregate market value of Common Shares held by nonaffiliates of the registrant, based on the closing price of the Common Shares of $13.75, as of August 8, 2000, was approximately $28,956,000.

         As of August 8, 2000, the registrant had outstanding 5,112,799 Common Shares, without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                  PARTS OF FORM 10-K INTO WHICH
     IDENTITY OF DOCUMENT                            DOCUMENT IS INCORPORATED
--------------------------------------            -----------------------------

No documents incorporated by reference

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Robinson Nugent, Inc. (the "Company") or ("RN"), an Indiana corporation organized in 1955, designs, manufactures and markets electronic devices used to interconnect components of electronic systems. The Company's principal products are integrated circuit sockets; connectors used in board-to-board, wire-to-board, and custom molded-on cable assemblies. The Company also offers application tooling that is used in applying wire and cable to its connectors.

         The Company's products are used in electronic telecommunication equipment including switching and networking equipment such as servers and routers, mass storage devices, modems and PBX stations; data processing equipment such as mainframe computers, personal computers, workstations, CAD systems; peripheral equipment such as printers, disk drives, plotters and point-of-sale terminals; industrial controls and electronic instruments; consumer products; and a variety of other applications.

         Major markets are the United States, Europe, Japan, and the Southeast Asian countries including Singapore and Malaysia. Manufacturing facilities are located in New Albany, Indiana; Dallas, Texas; Reynosa, Mexico; Sungai Petani, Malaysia; Inchinnan, Scotland; and Hamont-Achel, Belgium.

         Corporate headquarters are located in New Albany, Indiana, which also is the site for the Company's corporate engineering, research and development, preproduction, testing of new products and North American distribution and warehousing. International headquarters are located in s-Hertogenbosch, The Netherlands; Singapore; and Tokyo, Japan.

PRODUCTS

         The Company produces a broad range of sockets that accommodate a variety of integrated circuit package styles. Sockets are offered for dual in-line package (DIP) and pin grid array (PGA) devices, as well as plastic leaded chip carriers (PLCC).

         Sockets are used in a wide variety of applications within electronic equipment, but are primarily used to connect integrated circuits, such as microprocessors and memory devices, to an electronic printed circuit board
(PCB). In many applications, semiconductor devices have been subject to replacement, which encouraged the use of a socket rather than soldering the device directly to the printed circuit board. But, due to the improved reliability of semiconductor technology, more and more semiconductor devices are being soldered directly to PCB's. This trend will continue to reduce the worldwide demand for integrated circuit sockets.

         Dual in-line memory module (DIMM) sockets were introduced in fiscal 1992 and were designed to interconnect dual in-line memory modules with electronic printed circuit boards. In addition to DIMM sockets, the Company offers several other products that interconnect memory devices to electronic printed circuit boards. These include small outline dual in-line memory module sockets (SO-DIMM) and PCMCIA memory card headers, sockets and type II and III PC card kits.

         The Company provides a broad range of electronic connectors, such as insulation displacement flat cable connectors (IDC), used in cable-to-board applications. The use of insulation displacement connectors in electronic hardware increases productivity by eliminating the labor involved in stripping insulation from wires prior to attachment to the connector contacts. This technology permits the automated manufacturing of cable assemblies. The range
of  connectors   also  includes   several   product   styles  that  provide  for
board-to-board or board-stacking (parallel-mounting) applications.

         The Company offers several product families in the two-piece style of connectors. These connectors are used to connect printed circuit boards which are positioned either at right angles, in-line, or parallel stacked at close intervals. The products offered include .025 inch square post connectors and receptacle sockets; DIN series connectors; high-density, high-pin-count connectors (HDC); half-pitch, high-density (RN PAK-50-Registered Trademark-) connectors; and a higher pin count 2-millimeter-spaced connector (METPAK-Registered Trademark-2) used in backplane applications. In addition, a line of high density .8mm (RN PAK 8-TM-) and .5mm (RN PAK 5-TM-) board stacking interconnects are offered by the Company to address the growing demand for miniaturized connectors used in the portable computers, mobile communication equipment and other markets.

         The DIN series of connectors has many variations in connecting configurations and pin count. The product is based on a European standard, but has gained wide acceptance in the U.S. and other markets worldwide. While there are a large number of producers of DIN connectors in Europe, the Company is one of a limited number of manufacturers producing the product in the U.S.

         The high-pin-count, high-density connector (HDC) includes pin counts ranging from 60 to 492 in a three- and four-row configuration. This connector family, along with DIN connectors, is widely used on backplane applications and frequently requires the terminals to be press-fit to the backplane. This is accomplished by forming a compliant section in the tails of the connector contacts such that, when pressed into a plated through-hole on a backplane PCB, forms a reliable gas-tight connection. The Company has become recognized as a leader in press-fit backplane connectors and has focused marketing efforts in promoting its products for this type of application.

         The Company's half-pitch (PAK-50) connector family has been accepted as one of the industry's most reliable .050 inch spaced connectors. The contact design and compact shape has gained wide acceptance in applications, such as small form factor computers that require connectors that are highly reliable yet consume little space.

         The METPAK-Registered Trademark-2 series of connectors includes four and five row versions of both standard and inverse configurations. The METPAK-Registered Trademark-2 is an industry standard connector style used in board-to-board and board-to-back plane applications and over time has displaced some of the more mature product types such as the DIN series and HDC connectors. This product line has wide acceptance in many new applications, primarily in the computer workstations, telecommunication and data communication equipment and other networking equipment used to support the Internet. The inverse METPAK-Registered Trademark-2 is a Company patented design which has gained acceptance in high-end computer work stations, networking and communications equipment.

         Robinson Nugent introduced a new line of high-speed backplane connectors in 1999 to the U.S., Europe, and Asian markets. These connectors are known throughout the industry as Compact PCI connectors which comply with existing industry standards for this type of product. Robinson Nugent is marketing this product line as the next generation backplane connector for use in data communication, telecommunication, and other high-speed, high-density applications.

         A new generation of high-speed backplane connectors was developed and introduced to the market. This high-speed hard metric (HSHM) connector line provides customers the capability to process electronic signals at transmission speeds up to 5 gigahertz. This new product line provides for higher-speed signal transmissions with greater signal integrity, at a higher contact density than connectors currently available. This new HSHM product line provides the

Company with a product that will generate future sales as customers seek the next higher level of technical performance.

         PAK-5-TM- and PAK-8-TM- connectors represent the latest high density, surface mount, fine pitch board-to-board interconnect systems offered by the Company. As electronic systems continue to downsize and the need for higher pin counts continues to increase, electronic connector geometry will have to be reduced. The PAK-5-TM- series is available with a "floating" contact, accommodating potential torsional and positional discrepancies incurred with tolerance build up when stacking connectors. The PAK-8-TM- series utilizes a hermaphroditic two-point contact construction that maximizes contact wiping action, minimizes contact resistance and insures a highly reliable contact interface. These interconnects offer system designers the board-to-board stacking solutions required for today's miniaturized electronic system designs.

         Technology continues to drive the connector industry to an ever-increasing number of circuits in less space to meet the increasing complexity, capacity and processing speed of electronic and semiconductor devices. This trend has caused increased demand for all types of high-density connector products. The Company is focusing its new product development in socket and connector products that meet these technology trends.

         The Company also produces electronic cable assemblies of various types including insulation displacement connector, fabricated and molded-on cable assemblies. The Company utilizes its own connectors whenever possible, but also provides cable assemblies with other manufacturers' connectors if the customer is specific regarding its requirements.

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

         The Company's expenditures for research, development and engineering were approximately $4.5 million in 2000, $3.5 million in 1999 and $4.0 million in 1998.

         Consistent with industry direction, the Company is active in improving manufacturing processes through automation and also designs and builds its proprietary assembly equipment. The Company continues to apply advanced technologies, such as laser and video devices, to automatically inspect products during the assembly process. All new automated assembly machines are direct microcomputer-controlled, which provides greater flexibility in the manufacturing process.

SALES AND DISTRIBUTION

         The Company sells its products in the United States and international markets. The primary market for Robinson Nugent is the United States, which produces approximately 58 percent of the consolidated sales of the Company. Its principal markets outside the United States are Europe, including the United Kingdom and Scandinavia, Japan, Singapore, Malaysia, Hong Kong, and the emerging market of China. The Company has begun doing business in China through a Hong Kong distributor.

         Sales outside the United States accounted for 42 percent of total sales in 2000, 37 percent of total sales in 1999 and 36 percent in 1998. The Company believes that the growth and development of its presence in global markets is essential to support its customer base. The Company does not believe that its international business presents any unusual risks. The following table sets forth the percentage of Company sales by major geographical location for the periods shown:


                                                        YEARS ENDED JUNE 30
                                              ---------------------------------------
                                              2000             1999              1998
                                              ----             ----              ----
         United States                         58%              63%               64%
         Europe                                27               25                25
         Asia                                  10                9                 9
         Other                                  5                3                 2
                                              ---              ---               ---
                                              100%             100%              100%
                                              ===              ===               ===

         The lower percentage of sales in the United States in 2000 was a result of a substantial growth in sales in Europe, and an accelerated shift of contract manufacturing from the United States to countries in Southeast Asia. The Company experienced sales growth in all geographical regions.

         The Company had sales of approximately $14 million to Customer A, $11 million to Customer B and $10 million to Customer C in 2000 and $8.4 million to Customer A in 1999. No sales to a single customer exceeded 10% of total sales in 1998.

         Other financial data relating to domestic and foreign operations are included in Note (16), Business Segment and Foreign Sales, of Notes to Consolidated Financial Statements and the Management's Discussion and Analysis of the Results of Operations and Financial Condition, included herein.

         Principal markets in North America, Europe, and Asia are served by the Company's direct sales force and a network of distributors serving the electronics industry. The Company has U.S. regional sales offices located in the San Francisco, California and Chicago, Illinois metropolitan areas. Other Company sales offices are located in Japan, Singapore, England, Germany, France, Sweden, and The Netherlands. These offices serve customers to whom the Company sells directly, provide coordination between the plants and customers, and technical training and assistance to distributors and manufacturers' representatives in their respective territories. Additional marketing expertise is provided by the product marketing specialists located in New Albany, Indiana; Kent, England; Singapore; and s.Hertogenbosch, The Netherlands.

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

BACKLOG

         The Company's backlog was approximately $23.4 million at June 30, 2000, compared to $13.0 million at June 30, 1999 and $10.2 million at June 30, 1998. These amounts represent orders with firm shipment dates acceptable to the customers. The Company does not manufacture pursuant to long-term contracts, and purchase orders are generally cancelable subject to payment by the customer for charges incurred up to the date of cancellation.

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

MANUFACTURING

         The Company's manufacturing operations include plastic molding, electroplating and assembly. The Company designs and builds the majority of its automated and semi-automated assembly machines. Robinson Nugent manufactures most of its goods in-house and utilizes subcontractors and brokered products on a limited basis. The Company is continuing with its plan to relocate a major portion of its high-labor content connector manufacturing processes from its facilities in Dallas, Texas and Inchinnan, Scotland into its facilities in Sungai Petani, Malaysia and Reynosa, Mexico. The Company is making these transfers in order to take advantage of the high-quality, low-cost workforces available in these existing low cost facilities.

RAW MATERIALS AND SUPPLIES

         The Company utilizes copper alloys, precious metals, and plastics in the manufacture of its products. Although some raw materials are available from only a few suppliers, the Company believes it has adequate sources of supply for most of its raw material and component requirements. Recently, the Company has had to deal with a supply shortage of one of its critical raw materials, berylium copper, which is used for various connector contacts. When possible, the Company has purchased safety stock for use by its stamping suppliers, and substituted similar copper alloys where possible. Moderate price increases are expected in the near future on these materials. Management believes that the current shortage of berylium copper contact material and expected price increases should not have a significant negative impact on the Company's operating results in future periods. Other raw material prices did not increase or decrease materially during fiscal year 2000.

         The use of gold, while still significant, has declined substantially over the past several years. Plating processes using ROBEX-TM-, a palladium nickel alloy, and tin have accelerated in demand from customers of the Company. The cost of palladium has risen substantially in the past year and could result in an industry wide price increase of connectors, if the trend continues.

HUMAN RESOURCES

         As of June 30, 2000, the Company had approximately 826 full-time employees; 478 in the United States, 210 in Europe and 138 in Asia and Japan.

PATENTS AND TRADEMARKS

         Management believes that success in the electronic connector industry is dependent upon engineering and production skills and marketing ability; however, there is a trend in the industry toward more patent consideration and protection of proprietary designs and knowledge. It is the policy of The Company to pursue patent applications to protect its unique product features. The Company reviews each new product design for possible patent application. The Company has been granted patents over the past several years and is presently awaiting acceptance on other pending applications. The Company has obtained registration of its trade and service marks in the United States and in major foreign markets.

ENVIRONMENT

         The Company's manufacturing facilities are subject to several laws and regulations designed to protect the environment. In the opinion of management, the Company is complying with those laws and regulations in all material respects and compliance has not had and is not expected to have a material effect upon its operations or competitive position.

EXECUTIVE OFFICERS OF THE COMPANY

         The current executive officers of the Company are:


                                                                                        SERVED IN PRESENT
       NAME                              AGE             POSITIONS HELD                  CAPACITY SINCE
-----------------------                  ---           ----------------                 ------------------
Larry W. Burke                            60           President & Chief                            1990
                                                       Executive Officer

Robert L. Knabel                          42           Vice President,                              1997
                                                       Treasurer & Chief
                                                       Financial Officer

W. Michael Coutu                          49           Vice President -                             1992
                                                       Information Technology

Raymond T. Wandell                        52           Vice President Sales -                       1999
                                                       North America

Dennis I. Smith                           51           Vice President -                             1999
                                                       Global Marketing

         The Bylaws of the Company provide that the corporate officers are to be elected at each Annual Meeting of the Board of Directors. Under the Indiana Business Corporation Law, officers may be removed by the Board of Directors at any time, with or without cause.

ITEM 2.  PROPERTIES

         The Company leases a 36,000-square-foot building used for its executive offices, engineering, quality assurance and administrative operations, and an adjacent 83,000-square-foot manufacturing facility located on approximately four acres in New Albany, Indiana. A limited amount of manufacturing operations are performed there, but most of the connector finished goods inventory sold in the U.S. is held at the New Albany site. A major portion of the New Albany manufacturing facility is utilized by the Company's engineering, research and preproduction development groups. In addition, the New Albany facility is instrumental in training plant personnel on new equipment and manufacturing processes prior to their release to the manufacturing facilities in Dallas, Scotland and Malaysia.

         The Company owns a 60,000-square-foot manufacturing facility located on approximately five acres in Dallas, Texas, an engineering design center, distribution and warehousing facility with approximately 14,000 square feet in Hamont-Achel, Belgium, and a facility with approximately 50,000 square feet in Inchinnan, Scotland. The Company purchased this facility in Scotland for approximately 1.2 million pounds sterling (approximately $1.8 million) in 2000. Financing for this purchase was obtained from a bank in the United Kingdom. Robinson Nugent owns a manufacturing facility with approximately 21,000 square feet in Sungai Petani, Malaysia. Both cable assemblies and connectors are manufactured in Malaysia.

         In March 1999, Robinson Nugent sold its manufacturing facility in Delemont, Switzerland for approximately $2.0 million in cash. The Company currently leases a small amount of storage space in this facility.

         The Company's primary electronic cable assembly operations are currently located in a leased manufacturing facility, with approximately 44,000 square feet, in Reynosa, Mexico. Robinson Nugent began cable assembly operations in Reynosa in September 1998. In 2000, a portion of the North American connector assembly production was transferred into this facility.

         The Company also leases a 40,000 square foot facility in Kings Mountain, North Carolina. All operations in this facility were discontinued by December 1998. The Company is currently obligated under a long-term lease on the Kings Mountain facility through July 2012. Management intends to sublet this facility to minimize the financial impact of this obligation.

         Robinson Nugent also leases office space for customer service, sales and administration in the The Netherlands; Germany; France; Sweden; the United Kingdom; Tokyo, Japan; Singapore; Lake Zurich, Illinois and San Ramon, California.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE AND DIVIDEND INFORMATION

         The following table sets forth the high and low closing price of the Company's, which are traded over the Nasdaq National Market under the symbol:
RNIC, and the cash dividends declared per share in each of the quarters during the past three fiscal years.


                                                                                  Price Range                Cash
                                                                                High         Low          Dividends
-------------------------------------------------------------------------------- ------------------------------------
Fiscal 2000
         First quarter ended September 30                                       $ 5 1/4       3 7/8               $ -
         Second quarter ended December 31                                        13 1/4       4 3/8                 -
         Third quarter ended March 31                                            21          10                     -
         Fourth quarter ended June 30                                            16 1/4       9 1/16                -
Fiscal 1999
         First quarter ended September 30                                       $ 5           3 1/8               $ -
         Second quarter ended December 31                                         4           3                     -
         Third quarter ended March 31                                             4 1/2       3 1/2                 -
         Fourth quarter ended June 30                                             4 5/8       2 9/16                -
Fiscal 1998
         First quarter ended September 30                                       $ 7 3/4       5 1/32            $ .03
         Second quarter ended December 31                                         6 1/8       3 7/8               .03
         Third quarter ended March 31                                             5 3/4       3 5/8               .03
         Fourth quarter ended June 30                                             6 1/8       3 3/4               .03

As of June 30, 2000, the Company had approximately 750 holders of record of its common shares.

ITEM 6.  SELECTED FINANCIAL DATA.

FIVE-YEAR FINANCIAL SUMMARY


                                                                                Years ended June 30
Operating results:                                                 2000        1999       1998        1997       1996
------------------------------------------------------------- ---------- ----------- ---------- ----------- ----------
Net sales                                                       $92,839      69,992     74,146      84,840     80,964
Cost of sales                                                    66,830      53,654     62,557      65,769     65,604
         Gross profit                                            26,009      16,338     11,589      19,071     15,360
Selling, general and administrative expenses                     18,423      13,796     14,565      15,598     16,749
Special and unusual charges                                         757       1,663      5,063           -          -
         Operating income (loss)                                  6,829         879     (8,039)      3,473     (1,389)
Other income (expense)                                             (938)       (791)      (403)        376       (305)
         Income (loss) before income tax expense (benefit)        5,891          88     (8,442)      3,849     (1,694)
Income tax expense (benefit)                                      1,261        (302)    (2,261)      1,494        465
         Net income (loss)                                      $ 4,630         390     (6,181)      2,355     (2,159)
Return on net sales                                                 5.0%        0.6%      (8.3%)       2.8%      (2.7%)

Per share information:
------------------------------------------------------------- ---------- ----------- ---------- ----------- ----------
Net income (loss), basic                                        $   .93         .08      (1.26)        .48       (.40)
Net income (loss), dilutive                                     $   .88         .08      (1.26)        .48       (.40)
Cash dividends                                                        -           -        .12         .12        .12
Basic weighted average shares outstanding                         4,993       4,904      4,892       4,892      5,333
Dilutive weighted average shares outstanding                      5,254       4,905      4,892       4,911      5,333
Book value at year-end*                                         $  5.57        4.76       4.73        6.37       6.13

Balance sheet:
------------------------------------------------------------- ---------- ----------- ---------- ----------- ----------
Working capital                                                 $24,281      14,690     10,740      16,581     10,328
Property, plant and equipment - net                              15,989      18,539     19,424      21,188     23,618
Total assets                                                     58,067      46,626     42,302      49,696     51,466
Long-term debt                                                   12,220       9,016      7,607       5,926      3,036
Shareholders' equity                                             28,393      23,450     23,128      31,140     29,968

Other data:
------------------------------------------------------------- ---------- ----------- ---------- ----------- ----------
Current ratio to 1.0                                                2.4         2.1        1.9         2.4        1.6
Return on shareholders' average equity                             17.8%        1.7%     (22.8%)       7.8%      (6.0%)
Capital expenditures                                            $ 4,957       5,766      7,818       4,202      7,474
Depreciation and amortization                                   $ 4,725       4,452      8,557       5,451      6,135

*On the basis of year-end outstanding .


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

       Statements made in this annual report with respect to Robinson Nugent's current plans, estimates, strategies and beliefs and other statements that are not historical facts are forward-looking statements about the future performance of RN. These statements are based on management's assumptions and beliefs in light of the information currently available to it and therefore you should not place undue reliance on them. RN cautions you that a number of important factors could cause actual results to differ materially from those discussed in the forward-looking statements.

GENERAL

       RN reported net income of $4.6 million on sales of $92.8 million for the year ended June 30, 2000, compared to $0.4 million on sales of $70 million in the prior year. The Company incurred a net loss of $6.2 million on sales of $74.1 million in the year ended June 30, 1998.

       Customer orders for the year increased 42 percent to $103 million compared to $72.8 million in the prior year and $69.9 million in the year ended June 30, 1998.

       Revenues increased by 33% in 2000 compared to 1999. This increase was driven by a twenty-two percent increase in the United States, a forty-five percent increase in Europe and a fifty percent increase in Asia. Gross profit margins increased to 27.9% compared to 23.3% in 1999 due to stronger profit margins in Europe, and the increased sales of higher-margin connectors sold in the United States.

         Research, development and engineering expenses, which are included in gross profit, were $4.5 million or 5% of sales in 2000 compared to $3.5 million or 5% of sales in 1999 and $4.0 million or 5.4% of sales in 1998. RN intends to continue to increase its engineering effort in the United States and Europe in the coming year. The U.S. team will focus primarily on higher-margin connectors for applications in electronic data communication and telecommunication hardware. The European engineering team is focused primarily on developing new applications for its custom, single and double smart card reader connectors for our European and Asian customers.

SALES

       Customer sales in the United States were $58.2 million in 2000 compared to $46.3 million in 1999 and $48.7 million in 1998. RN experienced an increase in sales of higher-margin PC board and telecom/data-com connectors in the United States. These telecom/data-com connectors are used in high speed, high-end computer network servers and other network and communication equipment. It is estimated that the amount of data flowing over the Internet is doubling every 100 days. This explosive growth will require the expansion of the Internet's speed and capacity, and thereby an increase in its hardware infrastructure. RN is positioning itself to provide high performance, high-density connectors for the electronic components and hardware used in that infrastructure.

       Cable assembly sales in the United States increased ten percent compared to the prior year. This increase was partially driven by the benefits resulting from the relocation of the cable assembly facility from North Carolina to Mexico. The Reynosa, Mexico facility allows RN access to high-quality, efficient manufacturing at a lower labor cost, plus it is a location that is closer, geographically, to a major portion of RN's cable assembly customer base.

       European customer sales were $25.4 million in 2000 compared to $17.5 million in 1999 and $18.5 million in 1998, measured in U.S. dollars. This increase was due primarily to an increase in its sales of newer designs of smart card reader connectors and PCMCIA connectors used in digital satellite receiver applications. The Company expects the demand for these types of products to continue to grow, and will augment the sales generated by these products with sales of a new proprietary double smart card reader connector.

         Asian customer sales were $9.3 million in 2000 compared to $6.2 million in 1999 and $7.0 million in 1998. Sales in Japan have been favorably impacted by the strength of the Japanese Yen against the U.S. dollar. Most of the Company's sales to customers in Southeast Asia are transacted in U.S. dollars.

GROSS PROFITS

       Gross profits were $26.0 million in 2000 compared to $16.3 million in 1999 and $11.6 million in 1998. Gross profit margins improved in all three geographic regions. An increase in the sales volume of higher margin telecom/data-com connectors increased U.S. gross profits over the prior years. European gross profit margins, while lower than those generated in the U.S. and Asia, improved significantly over 1999. Operations in Asia have shown steady improvement in their gross profit margins over the past several years.

SPECIAL AND UNUSUAL EXPENSES

       RN reported special and unusual expenses of $0.8 million in 2000. These expenses related to the implementation of a new information and enterprise resource planning system for the U.S. and Europe. Special and Unusual Expenses in 1999 involved $1.1 million of system implementation costs and $0.5 million required to relocate the cable assembly operations to Reynosa, Mexico. Special and unusual expenses were $5.1 million in 1998. These charges included $3.1 million of restructuring and reorganization expenses as well as $2.0 million of unusual charges related to a reduction in the carrying value of various pieces of assembly equipment, mold tools and dies.

       RN successfully implemented the PeopleSoft-Registered Trademark-enterprise resource optimization software system in its operations in the U.S. and Europe. This system was designed and implemented to satisfy Year 2000 requirements, enhance management and control systems, as well as improve customer service and vendor communications. This software system includes accounting, cost and inventory control, order processing, enterprise planning, production planning and engineering management. It is an integrated business system that has been installed on a Windows based client-server architecture laid over a Windows NT backbone.

       RN invested a total of $6.8 million to design and implement this new information system. Approximately $0.9 million was invested in 1998, $4.6 million in 1999 and an additional $1.3 million in 2000 to complete the implementation. U.S. connector operations implemented the system in 1999. The U.S. cable assembly operations as well as European operations implemented the system in the second quarter of 2000. Included in the project cost is approximately $2.0 million of expenditures for computer hardware and the PeopleSoft software. RN is leasing these information system assets under a long term operating lease. Approximately $2.6 million of the project costs, related to outside consulting support, are being capitalized as expended, and depreciated over its useful life. RN is expensing in the respective accounting periods the costs of using internal personnel on this project, as well as training and travel expenses. The Company expensed approximately $0.3 million of these costs in 1998, $1.1 million in 1999 and $0.8 million in 2000.

       RN has recorded $2.1 million of expenses related to the relocation of its primary custom cable assembly operations to Mexico. Approximately $1.6 million of this cost was recorded in 1998 and was primarily related to the closure of the North Carolina facility. An additional $0.5 million was expensed in the first quarter of 1999 to complete the move.

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

SELLING AND GENERAL ADMINISTRATIVE

       Selling general and administrative expenses were $18.4 million in 2000 compared to $13.8 million in 1999 and $14.6 million in 1998. This increase is due primarily to an increase in selling expenses in the U.S. and Europe resulting from higher sales.

OTHER INCOME AND EXPENSES

       RN recorded a net other expense of $1.0 million in 2000, $0.8 million in 1999 and $0.4 million in 1998. Other income and expense for each of these years was comprised primarily of three components; interest expense, currency exchange gains and losses, and royalty income. Interest expense increased from $756,000 in 1999 to $874,000 in 2000. This increase was due primarily to a higher level of long term debt in the current year. In addition, interest rates have been increasing over the last two years.

       RN entered into a multi-year interest rate swap agreement with its primary lending institution in 1999. This agreement covers $3.0 million of floating rate long-term debt, and effectively fixes the interest rate on these borrowings at 7.59%.

       RN recorded currency exchange losses of $140,000 in 2000 and $258,000 in 1999, compared to a currency exchange gain of $105,000 in 1998. The current year losses were incurred primarily by the European operations. These losses were driven by the deterioration in the relative value of the Euro, compared to the pound sterling and U.S. dollar over the last two years. Prior year currency exchange gains were primarily related to intercompany accounts receivable and accounts payable positions between RN's various operating subsidiaries.

       RN received $168,000 of royalty income in 1999 and $17,000 in 2000 from agreements to license the use of certain patent rights to several of its competitors.

TAXES

       The provision for income taxes was provided using the appropriate effective tax rates on the pretax income of each of the tax jurisdictions in which RN has operations. RN recorded a tax expense of $1.3 million in 2000, including a tax benefit of $0.4 million related to the value of accumulated net operating loss carry forwards of the company's operations in Belgium and Japan. RN recorded a tax benefit of $302,000 in 1999, including a tax benefit of $0.5 million related to the value of accumulated net operating loss carry forwards of the company's operations in Scotland. The decision to recognize the value of these benefits in the current and previous year was based upon the earnings that had been generated in these operations, and the anticipation of additional taxable earnings in these operating divisions in the future. RN recorded an income tax benefit of $2.3 million on pretax losses of $8.4 million in 1998. This tax benefit includes the recognition of a $0.5 million benefit for deferred tax assets related to the U. S. operations. RN maintains a valuation allowance of approximately $0.4 million, at June 30, 2000, for tax benefits of prior period net operating losses in Malaysia. At such time as management is able to project the probable utilization of all or part of these net operating loss carryforward provisions, the valuation allowances for these deferred tax assets will be reversed, resulting in a tax benefit in that respective period.

NET INCOME AND EARNINGS PER SHARE

       RN generated a net income of $4.6 million or 88 cents (dilutive) per share in 2000 compared to $0.4 million or 8 cents (dilutive) per share in 1999. The net loss was $6.2 million or $1.26 per share in 1998. Operations in the U.S. generated $4.1 million of pretax profits in 2000 compared to $422,000 in 1999 and a loss of $6.3 million in 1998. European operations generated $1.1 million on a pretax basis in 2000 compared to a loss of $249,000 in 1999. Asia operations generated $791,000 in pretax profits in 2000 compared to $85,000 in losses in 1999.

LIQUIDITY AND CAPITAL RESOURCES

       Working capital as of June 30, 2000 was at $24.3 million compared to $14.7 million at June 30, 1999. The Company's current ratio at June 30, 2000 was
2.4 to 1 compared to 2.1 to 1 at June 30, 1999. Cash balances at June 30, 2000 were $2.1 million compared to $0.8 million at year-end June 30, 1999. The Company's long-term debt as a percentage of stockholders' equity was 43% at year-end 2000 compared to 38.4% at year-end 1999.

       Capital expenditures in 2000 were primarily for new mold tools, contact dies and assembly equipment. Total capital expenditures were $5.0 million in the fiscal year 2000 compared to $5.8 million in 1999.

       The Company believes future cash requirements for capital expenditures and working capital can be funded from operations, supplemented by proceeds from the existing long-term credit agreement.

       RN has a $10.0 million unsecured revolving credit facility with its primary bank. Interest rates under this revolver are dependent on the type of loan advance selected. The first type of basic advance rate is equal to the London Interbank Offered Rate (LIBOR) plus 2.25%, (approximately 7.8% as of June 30, 2000). The second interest rate utilizing the bank's prime interest rate minus 1/2 of 1%, (9.0% as of June 30, 2000) is also available. As of June 30, 2000, RN had borrowings of $8.9 million under this revolver, plus an additional $0.6 million on standby letters of credit. This revolving credit agreement includes various operating and financial covenants including minimum current ratio, a maximum ratio of indebtedness to tangible net worth, a minimum fixed charge coverage ratio and a maximum funded indebtedness to EBITDA ratio. This agreement expires in December 2003 and can be extended by mutual consent of RN and the bank. RN entered into a multi-year interest rate swap agreement with its primary lending institution in 1999. This agreement covers $3.0 million of floating rate long-term debt, and effectively fixes the interest rate on these borrowings at 7.59%.

       The Company currently has $1.1 million in unused and available credit under the existing credit agreement at June 30, 2000.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

       RN's results from operations and competitive strength depend upon the successful and rapid development of new products and enhancements to existing products. The market for the Company's products is characterized by rapid technological advances and changes in customer demand, which necessitate frequent product introductions and enhancements. These factors can result in unpredictable product transition and shortened product life cycles, and can render existing products obsolete or unmarketable. The Company must make significant investments in research and product development and successfully introduce competitive new products and enhancements on a timely basis. The success of new product introductions is dependent on a number of factors, including the rate at which a new product gains acceptance and RN's ability to effectively manage product transitions. The development of new technology, products, and enhancements is complex and involves uncertainties, which increases the risk of delays in the introduction of new products and enhancements. From time to time, RN has encountered delays that have adversely affected the Company's financial results and competitive position in the market. There can be no assurances that RN will not encounter development or production delays, or that despite intensive testing by the Company, flaws in design or production will not occur in the future. Design flaws could result in delays of shipment or of product sales, could trigger substantial repair or replacement costs, could damage RN's reputation and cause material adverse effect upon RN's financial results.

       RN has historically generated its revenue and operating profits primarily from the sale of products to the computer, network equipment and communications industries. RN is focusing resources on expanding further into these markets, as well as taking a more aggressive posture towards Internet related equipment. There can be no assurance that the Company will be successful in expanding these markets.

DEPENDENCE ON KEY CUSTOMERS

       Some of RN's products are designed specifically for individual customers. Future revenue from these products is therefore dependent on the customer's continued need and acceptance of these products.

COMPETITION

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

INTELLECTUAL PROPERTY

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

EURO CONVERSION

       Effective January 1, 1999, 11 of the 15 member countries of the European Union adopted a single European currency, the euro, as their common legal currency. Like many companies that operate in Europe, various aspects of RN's business and financial accounting have been affected by the euro conversion and the transitions in the business environment resulting from the convergence of these currencies. RN will continue to evaluate the European pricing strategies for its products and the implications of the euro on its contractual agreements, tax strategy and foreign currency risk management strategy.

EARNINGS FLUCTUATIONS

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

VOLATILITY OF STOCK PRICE

       The trading price of the Company's Common Shares has fluctuated and in the future may fluctuate substantially in response to anticipated or reported operating results, industry conditions, new product or product development announcements by the Company or its competitors, announced acquisitions and joint ventures by the Company or its competitors, broad market trends unrelated to the Company's performance, general market and economic conditions international currency fluctuations and other events or factors. Further, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of companies independent of their individual operating results. In the future, the Company's reported operating results may be below the expectations of stock market analysts and investors, and in such events, there could be an immediate and significant adverse effect on the trading price of the Company's Common Shares.

INTERNATIONAL OPERATIONS

       In connection with its international operations, the Company is subject to various risks inherent in foreign activities. These risks may include unstable economic and political conditions, changes in trade policies and regulations of countries involved, fluctuations in currency exchange rates and requirements for letters of credit or bank guarantees. Most of the Company's international operations are in western European countries, mainly Great Britain, Belgium, and The Netherlands, and to a lesser degree in the Asian countries of Japan, Singapore and Malaysia. The Company is exposed to risks associated with fluctuations in exchange rates, including the euro, Swiss franc, pound sterling, Deutsche mark, Malaysian ringgit and the Dutch guilder. The Company limits its exposure to these risks by incurring and paying for its expenses in the same currencies as those of its revenue. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. There were no derivative foreign currency instruments outstanding as of June 30, 2000.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. RN adopted the new standard on July 1, 2000. The effect on the results of operations of adopting this new standard will be insignificant.

       The Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition" establishes accounting and reporting standards for the recognition of revenues. The Company will adopt this new bulletin in 2001. The Company does not expect the adoption of this bulletin will have a material impact on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Robinson Nugent, Inc.
New Albany, Indiana

       We have audited the accompanying consolidated balance sheets of Robinson Nugent, Inc. and subsidiaries (Company) as of June 30, 2000, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Robinson Nugent, Inc. and subsidiaries as of June 30, 2000, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Louisville, Kentucky
August 4, 2000

ROBINSON NUGENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000, 1999 AND 1998
In Thousands


                                                                         2000          1999            1998
ASSETS
Current Assets:
  Cash and cash equivalents                                            $ 2,114        $   845        $   959
  Receivables, less allowance for doubtful
  receivables of $584 in 2000, $581 in 1999,
  and $571 in 1998                                                      17,949         13,159          9,274
  Inventories                                                           18,985         10,632         10,062
  Other                                                                  2,378          3,313          2,012
                                                                       -------        -------        -------
           Total current assets                                        $41,426        $27,949        $22,307

Property, Plant and Equipment, net                                      15,989         18,539         19,424
Other                                                                      652            138            571
                                                                       -------        -------        -------
TOTAL                                                                  $58,067        $46,626        $42,302
                                                                       =======        =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current installments of long-term debt                               $   441        $   449        $   367
  Short-term bank borrowings                                                --             --            570
  Accounts payable                                                       9,329          7,441          5,147
  Accrued expenses                                                       7,375          5,369          5,483
                                                                       -------        -------        -------
           Total current liabilities                                   $17,145        $13,259        $11,567

Long-term Debt                                                          11,779          9,016          7,607
Other Liabilities                                                          750            901             --
                                                                       -------         ------        -------
           Total liabilities                                           $29,674        $23,176        $19,174

Commitments and contingencies

Shareholders' Equity:
  Common shares without par value,
   15,000 authorized shares                                             21,562         20,950         20,950
  Retained earnings                                                     19,535         14,847         14,563
  Equity adjustment from foreign currency
   translation                                                            (134)           492            713
  Employee stock purchase plan loans
     and deferred compensation                                             (22)           (77)          (106)
  Less cost of common shares in treasury                               (12,548)       (12,762)       (12,992)
           Total shareholders' equity                                   28,393         23,450         23,128
                                                                       -------        -------        -------
TOTAL                                                                  $58,067        $46,626        $42,302
                                                                       =======        =======        =======


See notes to consolidated financial statements.

ROBINSON NUGENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
In Thousands Except Per Share Data


                                               2000          1999         1998
                                               ----          ----         ----
NET SALES                                    $ 92,839     $ 69,992     $ 74,146

COST OF SALES                                  66,830       53,654       62,557
                                             --------     --------     --------
GROSS PROFIT                                   26,009       16,338       11,589

SELLING, GENERAL
   AND ADMINISTRATIVE EXPENSES                 18,423       13,796       14,565

SPECIAL AND UNUSUAL EXPENSES                      757        1,663        5,063
                                             --------     --------     --------
OPERATING INCOME (LOSS)                         6,829          879       (8,039)
                                             --------     --------     --------
OTHER INCOME (EXPENSES):
  Interest income                                  59           55           84
  Interest expense                               (874)        (756)        (592)
  Currency exchange gain (loss)                  (140)        (258)         105
  Royalty income                                   17          168
                                             --------     --------     --------
           Other expenses, net                   (938)        (791)        (403)
                                             --------     --------     --------
INCOME (LOSS) BEFORE
  INCOME TAX EXPENSE (BENEFIT)                  5,891           88       (8,442)

INCOME TAX EXPENSE (BENEFIT)                    1,261         (302)      (2,261)
                                             --------     --------     --------
NET INCOME (LOSS)                               4,630          390       (6,181)
                                             ========     ========     ========
OTHER COMPREHENSIVE INCOME -
  Foreign currency translation                   (626)        (221)      (1,360)
                                             --------     --------     --------
  Comprehensive income (loss)                $  4,004     $    169       (7,541)
                                             ========     ========     ========

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                      $   0.93     $   0.08     $  (1.26)
                                             ========     ========     ========
  Dilutive                                   $   0.88     $   0.08     $  (1.26)
                                             ========     ========     ========


See notes to consolidated financial statements.

ROBINSON NUGENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
In Thousands


                                                                                                     Employee
                                                                                                  Stock Purchase
                                                                                        Foreign     Plan Loans
                                                        Common Shares       Retained    Currency   and Deferred    Treasury Shares
                                                      Shares     Amount     Earnings  Translation  Compensation   Shares    Amount
                                                      ------     ------     --------  -----------  ------------   ------    ------
BALANCE AT JULY 1, 1997                                6,851    $ 20,950   $ 21,290    $  2,073    $   (177)     (1,959)   $(12,996)
  Net Income                                                                 (6,181)
  Dividends ($.12 per share)                                                   (587)
  Equity adjustments from foreign
   currency translation                                                                  (1,360)
  Stock purchase plan repayments                                                                         60
  Amortization of deferred compensation                                                                  11
  Stock purchase plan forfeitures                                                38                                  (7)        (38)
  Stock options exercised                                                                                             5          32
  Treasury shares                                                                 3                                   2          10
                                                      ------      ------     ------      ------      ------      ------      ------
BALANCE AT JUNE 30, 1998                               6,851      20,950     14,563         713        (106)     (1,959)    (12,992)
  Net Income                                                                    390
  Equity adjustments from foreign
   currency translation                                                                    (221)
  Stock purchase plan repayments                                                                         26
  Amortization of deferred compensation                                                                   3
  Treasury shares                                                              (106)                                 33         230
                                                      ------      ------     ------      ------      ------      ------      ------
BALANCE AT JUNE 30, 1999                               6,851      20,950     14,847         492         (77)     (1,926)    (12,762)
  Net Income                                                                  4,630
  Equity adjustments from foreign
   currency translation                                                                    (626)
  Stock purchase plan repayments                                                  9                      52
  Amortization of deferred compensation                                                                   3
  Stock options exercised                                127         612
  Treasury shares                                                                49                                  32         214
                                                    --------    --------   --------    --------    --------    --------    --------
BALANCE AT JUNE 30, 2000                               6,978    $ 21,562   $ 19,535    $   (134)   $    (22)     (1,894)   $(12,548)
                                                    ========    ========   ========    ========    ========    ========    ========



See notes to consolidated financial statements.

ROBINSON NUGENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
In Thousands



                                                                               2000           1999        1998
                                                                               ----           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $ 4,630      $   390      $(6,181)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                               4,725        4,452        8,557
    Issuances of treasury shares as compensation                                  260          124
    Deferred income taxes                                                        (784)         560       (1,409)
    (Gain) loss on sales and disposals of property, plant and equipment            77          (76)         360
    Changes in assets and liabilities:
      Receivables                                                              (4,790)      (3,885)       2,510
      Inventories                                                              (8,353)        (570)       1,038
      Other current assets                                                      1,179       (1,861)        (498)
      Accounts payable and accrued expenses                                     3,894        2,180          805
      Other liabilities                                                          (151)         901         --
      Income taxes payable                                                       --           --         (1,581)
                                                                              -------      -------      -------
           Net cash provided by operating activities                              687        2,215        3,601
                                                                              -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (4,957)      (5,766)      (7,818)
  Proceeds from sales of property, plant and equipment                          2,526        2,126         --
  Other assets                                                                    (20)         397          (47)
                                                                              -------      -------      -------
           Net cash used in investing activities                               (2,451)      (3,243)      (7,865)
                                                                              -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term bank borrowings                                       --            250          570
  Repayments of short-term bank borrowings                                       --           (820)        --
  Proceeds from long-term debt                                                  6,641        5,220        3,250
  Repayments of long-term debt                                                 (3,754)      (3,738)      (1,426)
  Cash dividends                                                                 --           --           (587)
  Sales of treasury shares                                                        122         --             13
  Repayments of employee stock purchase plan loans                                 61           26           60
  Proceeds from exercised stock options                                           493         --             32
                                                                              -------      -------      -------
           Net cash provided by financing activities                            3,563          938        1,912
                                                                              -------      -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (530)         (24)        (807)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,269         (114)      (3,159)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    845          959        4,118
                                                                              -------      -------      -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $ 2,114      $   845      $   959
                                                                              =======      =======      =======

See notes to consolidated financial statements.

ROBINSON NUGENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
IN THOUSANDS EXCEPT PER SHARE DATA
--------------------------------------------------------------------------------


1.    NATURE OF OPERATIONS AND ORGANIZATIONS

      Robinson Nugent, Inc. and its subsidiaries (Company) designs, manufactures, and markets electronic connectors, integrated circuit sockets and cable assemblies. Its products are sold throughout the world for use by manufacturers of computers.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Robinson Nugent, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of ninety-one days or less on their acquisition date.

      INVENTORIES - Inventories are stated at the lower of cost (first in, first out) or market (net realizable value).

      PROPERTY, PLANT, AND EQUIPMENT - Property, plant and equipment is recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of buildings, ranging from 30 to 45 years, and machinery and equipment, ranging from 3 to 12 years. Depreciation expense also includes the amortization of buildings capitalized under lease obligations. Depreciation expense was approximately $4,676 in 2000, $4,405 in 1999, and $8,507 in 1998.

      REVENUE RECOGNITION - Revenue from product sales is recognized upon shipment or the date of receipt by the customer. Estimated returns and other adjustments are provided for in the same period the related sales are recorded.

      SPECIAL AND UNUSUAL EXPENSES - In 2000 and 1999, special and unusual expenses primarily related to the implementation of a new information and enterprise resource planning computer system. In 1998, such expenses were primarily related to the restructuring and reorganization of the sales, management and manufacturing operations in Europe and North America. Selected information as to the restructuring and reorganization charges are as follows:


                                                      EMPLOYEE    WRITE-DOWN     RECOGNITION
                                                     TERMINATION     OF            OF LEASE
                                                      BENEFITS      ASSETS         LIABILITY       OTHER         TOTAL
                                                      --------      ------         ---------       -----         -----
      1998 restructuring charge                     $   200        $ 3,200        $ 1,100        $   600        $ 5,100
      Cash outlays
      Write-down of assets                               --         (3,200)            --             --         (3,200)
                                                    -------        -------        -------        -------        -------
      Restructuring liability
       at June 30, 1998                                 200             --          1,100            600          1,900
      1999 restructuring charges                                                                     500            500
      Cash outlays                                     (200)            --           (100)        (1,100)        (1,400)
                                                    -------        -------        -------        -------        -------
      Restructuring liability
       at June 30, 1999                                  --             --          1,000             --          1,000
      Cash outlays                                       --             --           (100)            --           (100)
                                                    -------        -------        -------        -------        -------
      Restructuring liability
       at June 30, 2000                             $    --        $    --        $   900        $    --        $   900
                                                    =======        =======        =======        =======        =======

      INCOME TAXES - The Company follows Statement of Financial Accounting Standards (SFAS) No.109 "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or the income tax returns.

      RESEARCH, DEVELOPMENT, AND ENGINEERING - Research, development, and engineering expenditures for the creation and application of new and improved products and manufacturing processes were approximately $4,500 in 2000, $3,500 in 1999, and $3,950 in 1998. Research, development and engineering costs are charged to operations as incurred.

      GOVERNMENT INCENTIVE GRANTS - The Company has received an incentive grant, from the government in Scotland related to capital expenditures for equipment and machinery over the period of 1995-1999. The Company's policy is to defer this capital expenditure grant and amortize to income over the estimated useful life of the equipment and machinery. The financial statements include grant income of approximately $264 in 2000, $291 in 1999, and $254 in 1998.

      DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products, sources of supply and markets that could affect the consolidated financial statements and future operations of the Company.

      CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as credit worthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies.

      FOREIGN CURRENCY - The accounts of foreign subsidiaries are measured using local currency as the functional currency. For these operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from net income and accumulated as other comprehensive income. Gains and losses from completed foreign currency transactions are included as a separate component of other income (expense) in the consolidated statements of operations.

      SEGMENT REPORTING - The Company operates in one industry. The Company identifies operating segments by geographical location.

      NEW ACCOUNTING STANDARDS - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). It requires that an entity recognize all derivatives as other assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted the new standard on July 1, 2000. The effect on the results of operations of adopting this new standard will be insignificant.

      The Security and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition" establishes accounting and reporting standards for the recognition of revenues. The Company will adopt the new bulletin in 2001. The Company does not expect the adoption of this bulletin will have a material impact on its financial statements.

      INTERNATIONAL OPERATIONS - In connection with its international operations the Company is subject to various risks inherent in foreign activities. These risks may include unstable economic and political conditions, changes in trade policies and regulations of countries involved, fluctuations in currency exchange rates and requirements for letters of credit or bank guarantees. Most of the Company's international operations are in western European countries, mainly Great Britain, Belgium, and the Netherlands, and to a lesser degree in the Asian countries of Japan, Singapore and Malaysia. The Company is exposed to risks associated with fluctuations in exchange rates, including the Euro, Swiss franc, pound sterling, Deutsche mark, yen, Singapore dollar, Malaysian ringgit and the Dutch guilder. The Company limits its exposure to these risks by incurring and paying for its expenses in the same currencies as those of its revenue. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. There were no derivative foreign currency instruments outstanding as of June 30, 2000.

      COMMON SHARE DATA - Per common share data for 2000, 1999 and 1998 is presented using basic and dilutive weighted average number of common shares outstanding.

      The following is the reconciliation of the numerators and denominators used to compute the net income (loss) per common share, basic and dilutive:


                                                                      2000            1999            1998
                                                                     ------          ------         -------
      Numerator
        Income (loss) available to
         common shareholders                                         $4,630          $  390         $(6,181)
      Denominator
        Basic-weighted shares outstanding
         (in thousands)                                               4,993           4,904           4,892
        Stock options                                                   261               1
                                                                     ------          ------         -------
        Dilutive-weighted shares outstanding
         (in thousands)                                               5,254           4,905           4,892
                                                                     ------          ------         -------
        Net income (loss) per common share:
          Basic                                                       $0.93          $ 0.08         $ (1.26)
                                                                     ======          ======          =======
          Dilutive                                                    $0.88          $ 0.08         $ (1.26)
                                                                     ======          ======          =======


      Options to purchase 4, 479 and 577 shares of common stock were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

3.    INVENTORIES

      Inventories consist of the following:


                                                                  2000           1999           1998
                                                                -------         -------        -------
      Finished goods                                            $ 9,434        $ 4,092        $ 2,970
      Work in process                                             8,479          5,569          5,595
      Raw materials and supplies                                  1,072            971          1,497
                                                                -------         ------        -------
      Total                                                     $18,985        $10,632        $10,062
                                                                =======        =======        =======

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:


                                                                   2000          1999          1998
                                                                -------        -------       -------
      Land                                                      $   309        $   737       $   732
      Buildings                                                   7,049          9,481        12,942
      Machinery and equipment                                    52,547         51,361        49,416
                                                                -------        -------       -------
                                                                 59,905         61,579        63,090
      Less accumulated depreciation
         and amortization                                        43,916         43,040        43,666
                                                                -------        -------       -------
      Net                                                       $15,989        $18,539       $19,424
                                                                =======        =======       =======

5.    ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                                                           2000          1999         1998
                                                                          ------        ------       ------
      Compensation                                                        $2,212        $1,195       $  955
      Commissions                                                            687         1,012          721
      Distributor allowances                                                 421           441          447
      Deferred grant income                                                  341           617
      Provision for plant relocation                                         150           119        1,900
      Income taxes                                                         1,838
      Other                                                                1,726         1,985        1,460
                                                                          ------        ------       ------
      Total                                                               $7,375        $5,369       $5,483
                                                                          ======        ======       ======

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

6.    DEBT

      Long-term debt consists of the following:


                                                                           2000          1999         1998
                                                                          ------        ------       ------
      United States' obligations:
        Loans under a long-term credit agreement                          $ 8,900      $6,800        $6,180
        7.75% fixed rate real estate mortgage,
        payable in monthly installments through
        October 2005, with interest                                         1,156       1,242
      Foreign obligations:
        6.938% fixed-rate loan, payable in annual
        installments through 2004, with interest                              890       1,122         1,335
        8.0% fixed-rate real estate mortgage,
        payable in quarterly installments through
        2015, with interest                                                 1,138
        Other long-term debt                                                  136         301           459
                                                                          -------      ------        ------
      Total                                                                12,220       9,465         7,974
      Less current installments of long-term debt                             441         449           367
                                                                          -------      ------        ------
      Long-term debt                                                      $11,779      $9,016        $7,607
                                                                          =======      ======        ======

      In February 2000, the Company amended the long-term credit agreement with its primary lending institution. This agreement provides for up to $10 million in revolving credit loans and is secured by a lien on U.S. inventories and receivables. The Company had $1.1 million in unused and available credit under this agreement and additional standby letters of credit at June 30, 2000. Interest rates under this revolver are dependent on the type of loan advance selected. The first type of basic advance rate is equal to the London Interbank Offered Rate (LIBOR) plus 2.25%, (approximately
      7.8% as of June 30, 2000). Second interest rate utilizing the bank's prime interest rate minus 1/2 of 1%, (9.0% as of June 30, 2000) is also available. This agreement includes various operating and financial covenants, including a minimum current ratio, a maximum ratio of indebtedness to tangible net worth, a minimum fixed charge coverage ratio and a maximum funded indebtedness to EBITDA ratio. The agreement terminates in December 2003, and can be extended by mutual consent of the Company and the bank.

      The aggregate maturities of long-term debt for the five years ending June 30, 2005, amount to $441 in 2001, $379 in 2002, $341 in 2003, $9,241 in
      2004, $341 in 2005 and $1,477 thereafter.

      During 1999, the Company entered into a multi-year interest rate swap agreement with its primary lending institution. This agreement covers $3.0 million of floating rate long-term debt, and effectively fixes the interest rate on these borrowings at 7.59%. Total interest paid, including the interest rate swap agreement, under the long-term debt agreements was $809 in 2000, $710 in 1999 and $539 in 1998.

      In addition, the Company has short-term lines of credit available in Malaysia and Belgium at interest rates of 13.80% and 8.75%, respectively. Total unused and available credit under these agreements was approximately $50, as of June 30, 2000.

      Property, plant and equipment with an approximate net book value of $2,840 is pledged as collateral under the various long-term debt agreements.

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair values of the Company's noncurrent financial liabilities are shown below. The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts.


                                                  2000                       1999                        1998
                                        ----------------------      ----------------------      ----------------------
                                        CARRYING          FAIR      CARRYING         FAIR       CARRYING         FAIR
                                         AMOUNT          VALUE       AMOUNT         VALUE        AMOUNT         VALUE
      Long-term debt                     $12,220       $12,505       $9,465        $9,372        $7,974         $7,872

      The valuations for long-term debt, including a $77 and $44 in 2000 and 1999, respectively, reduction in fair value for the interest rate swap agreement, are determined based on the expected future payments discounted at risk-adjusted rates.

8.    INCOME TAXES

      The provision (benefit) for income taxes follows:


                                                                           2000          1999         1998
                                                                          ------        ------       ------
      Current:
        Federal                                                           $  724        $(959)       $(1,132)
        State                                                                328         (154)           (38)
        Foreign                                                              993          251            318
                                                                          ------        -----        -------
                 Total current                                             2,045         (862)          (852)
                                                                          ------        -----        -------

      Deferred:
        Federal                                                               20          897         (1,149)
        State                                                                 17          190           (173)
        Foreign                                                             (821)        (527)           (87)
                                                                          ------        -----        -------
                 Total deferred                                             (784)         560         (1,409)
                                                                          ------        -----        -------
      Total                                                               $1,261        $(302)       $(2,261)
                                                                          ======        =====        =======

      The following reconciles income taxes computed at the U.S. Federal statutory rate to income taxes reported for financial reporting purposes:


                                                                           2000          1999         1998
                                                                          ------        ------       ------

      Income tax expense (benefit) at
        statutory rate                                                    $2,003        $  30        $(2,870)
      Non-U.S. tax-exempt (earnings) losses                               (1,165)           2            729
      Foreign loss carryforwards                                            (498)        (483)
      Foreign dividends                                                      237
      Foreign taxes, net of U.S. tax credit                                  327          118            197
      State and local taxes, net of
        U.S. Federal income tax                                              198           24           (139)
      Research and experimentation credit                                    (62)         (58)           (59)
      Other                                                                  221           65           (119)
                                                                          ------        -----        -------
      Income tax expense (benefit)                                        $1,261        $(302)       $(2,261)
                                                                          ======        =====        =======

      No U.S. Federal income taxes have been provided at June 30, 2000, on approximately $6,400 of accumulated earnings of certain foreign subsidiaries since the Company plans to reinvest such amounts for an indefinite future period.

      The Company made income tax payments, net of tax refunds received, of approximately $1,100 in 2000, $265 in 1999 and $770 in 1998.

      The net current and non-current components of deferred income taxes recognized in the balance sheet at June 30 follows:


                                                                           2000          1999         1998
                                                                          ------        ------       ------

      Net current assets                                                  $  857        $  609       $   745
      Net non-current assets                                                 540             4           428
                                                                          ------        ------       -------
      Net assets                                                          $1,397        $  613       $ 1,173
                                                                          ======        ======       =======

      The tax effect of the significant temporary differences that comprise the deferred tax assets and liabilities at June 30 follows:


                                                                           2000          1999         1998
                                                                          ------        ------       ------
      Deferred tax assets:
        Net operating loss carryforwards                                  $  972        $1,263       $ 1,504
        Tax credit carryforwards                                             216           248
        Employee compensation and benefits                                   312           311           355
        Inventories and other current assets                                  80           363           247
        State and local income taxes,
         net of U.S. Federal income tax benefit                                             28           141
        Plant closing settlement costs                                       306           333           541
        Other accrued expenses                                               830           400            68
                                                                          ------        ------       -------
                 Total deferred tax assets                                 2,716         2,946         2,856
                                                                          ------        ------       -------
      Deferred tax liabilities -
        Depreciation and amortization                                        918         1,468           179
                                                                          ------        ------
                 Total deferred tax liabilities                              918         1,468           179
                                                                          ------        ------       -------
                 Net deferred tax assets
                   before valuation allowance                              1,798         1,478         2,677
      Deferred tax assets valuation allowance                               (401)         (865)       (1,504)
                                                                          ------        ------       -------
                 Net deferred tax assets                                  $1,397        $  613       $ 1,173
                                                                          ======        ======       =======

      At June 30, 2000, certain foreign subsidiaries have accumulated foreign net operating loss carryforwards of approximately $2,900 (tax benefit of $972). Under foreign jurisdictions, these loss carryforwards do not expire. Management is unable at this time to project future taxable income that will utilize the deferred benefit of these loss carryforwards. As a result, a valuation allowance has been established of $401. The tax benefit of the remaining net operating loss carryforwards will be recognized when management is able to project future taxable income of these foreign subsidiaries. Tax credit carryforwards begin to expire after June 30, 2004. Management anticipates future taxable income from U.S.
      operations will utilize these tax credit carryforwards before their expiration.

9.    LEASED ASSETS AND LEASE COMMITMENTS

      The consolidated financial statements include land and buildings under a capital lease as follows:


                                                                           2000          1999         1998
                                                                          ------        ------       ------
      Land and buildings                                                    $553        $542         $497
      Less accumulated amortization                                          154         121           89
                                                                            ----        ----         ----
      Net assets under a capital lease                                      $399        $421         $408
                                                                            ====        ====         ====

      The Company leases office and plant facilities, automobiles, computer systems, and certain other equipment under noncancelable operating leases, which expire at various dates. Taxes, insurance, and maintenance expenses are normally obligations of the Company.
      Rental expenses charged to operations under operating leases amounted to approximately $1,490 in 2000, $1,540 in 1999 and $1,360 in 1998.

      A summary of future minimum lease payments follows:


                                                                               Capital          Operating
      Year ending June 30                                                        Lease              Lease
      -------------------                                                      -------          ---------
      2001                                                                       $ 41             $1,672
      2002                                                                         38              1,280
      2003                                                                                           823
      2004                                                                                           463
      2005                                                                                           386
      Later years                                                                                    495
                                                                                 ----             ------
      Total minimum lease payments                                                 79             $5,119
                                                                                                  ======
      Less amount representing interest                                             7
                                                                                 ----
      Present value of net minimum lease payments
       (included in long-term debt)                                              $ 72
                                                                                 ====

      During 2000, the Company sold its corporate headquarter building in New Albany, Indiana to a related party for approximately $2.2 million. The Company has entered into an agreement to lease back the building for a two-year lease expiring February 2002 for approximately $220 per year. The gain on such sale, which was insignificant, was deferred and is being amortized over the life of the lease.

10.   EMPLOYEE BENEFITS

      The Company has a defined contribution pension plan and a defined contribution 401(k) plan for eligible employees in the United States. Annual contributions by the Company to the defined contribution pension plan are based upon specified percentages of the annual compensation of participants. Under the terms of the 401(k) plan, employees may contribute a portion of their compensation to the plan and the Company makes matching contributions up to a specified level. The contributions charged to expense under the defined contribution plans were approximately $450 in 2000, $460 in 1999 and $525 in 1998.

      Company personnel in Europe and Asia are provided retirement benefits under various programs that are regulated by foreign law. Annual contributions are generally regulated in amount and shared equally by the Company and its employees. The Company's share of annual contributions to the aforementioned foreign defined contribution plans was approximately $100 in 2000, $100 in 1999 and $250 in 1998.

11.   STOCK OPTION PLANS

      In September 1993, the Company adopted a stock option plan for eligible employees and nonemployee directors. Under the terms of the plan, the Board of Directors is authorized to grant options in the aggregate of 500 common shares of the Company to eligible employees and a predetermined annual number of shares to nonemployee directors at prices not less than the market value at the date of grant. In 1998, the Board of Directors authorized an additional 500 common shares to the pool of shares available for option grants under the terms of the plan. Fifty percent of the options are exercisable after the first anniversary of the date of grant. One hundred percent of the options are exercisable after the second anniversary date of the grant. All options expire ten years after the date of the grant.

      The following is a summary of the option transactions under the plan:


                                                                                        Weighted average
                                                                                            option price
                                        2000                                    Shares         per share
                                        ----                                    ------  ----------------
      Shares under option at beginning of year                                    559             $5.99
        Granted                                                                   250              4.45
        Expired                                                                    (1)             6.63
        Cancelled                                                                 (28)             5.30
        Exercised                                                                (127)             4.85
                                                                                -----
      Shares under option at end of year                                          653              5.65
                                                                                 =====


                                                                                        Weighted average
                                                                                            option price
                                        1999                                    Shares         per share
                                        ----                                    ------  ----------------
      Shares under option at beginning of year                                    577             $6.30
        Granted                                                                   120              4.13
        Expired                                                                   (28)             7.00
        Cancelled                                                                (110)             5.33
                                                                               ------
      Shares under option at end of year                                          559              5.99
                                                                                =====


                                                                                        Weighted average
                                                                                            option price
                                        1998                                    Shares         per share
                                        ----                                    ------  ----------------
      Shares under option at beginning of year                                    500            $ 6.56
        Granted                                                                   144              6.25
        Expired                                                                   (19)            10.88
        Cancelled                                                                 (43)             7.09
        Exercised                                                                  (5)             6.17
                                                                               ------
      Shares under option at end of year                                          577              6.30
                                                                                =====

      A total of 358, 386 and 360 shares at an average option price per share of $6.69, $6.52 and $6.59 were exercisable and 174, 441 and 532 shares were available for future grants at June 30, 2000, 1999 and 1998, respectively.

The following table summarizes information about stock options outstanding at June 30, 2000:


                      Options Outstanding                                   Options Exercisable
                      -------------------                                   -------------------
                                                   Weighted
                                                    Average       Weighted                         Weighted
          Range of               Number           Remaining        Average              Number      Average
          exercise          Outstanding    Contractual Life       Exercise         Exercisable    Exercised
            prices         at 6/30/2000             (Years)          Price         at 6/30/2000       Price
     $4.00 to $5.875                414              8.44           $4.35                  130        $4.64
     $6.00 to $7.375                100              5.25            6.46                   93         6.42
     $8.625 to $9.25                135              4.36            8.84                  135         8.84
     $12.875 to $18.00                4              9.67           13.46

     The weighted average fair value of options granted during 2000, 1999 and 1998 was $2.94, $1.91 and $2.19, respectively.

     The fair value of each stock option granted in 2000, 1999 and 1998 was estimated as of the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998, respectively: dividend yield of 0%, 0%, and 1.6% to 2.8%; volatility factor of 47%, 45% and 37%; a range of risk-free interest rates of 6.2% to 6.8%, 4.7% to 5.1% and 5.5% to 6.0%; and expected lives of 10 years for all years.

     In accordance with Accounting Principle Board No. 25, the Company has not recognized any compensation cost for the stock option plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                              2000         1999         1998
     Net income (loss):
       As reported                                           $4,630         $390     $(6,181)
       Pro forma                                              3,934          164      (6,471)

     Earnings (loss) per share (dilutive):
       As reported                                            $0.88        $0.08     $ (1.26)
       Pro forma                                               0.75         0.03       (1.32)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

12.  STOCK PURCHASE PLAN

     The Company had an employee stock purchase plan for key employees that provided for participants of the plan to purchase common shares of the Company on the open market through an independent trustee. The plan permitted the Board of Directors to authorize interest-free loans to the participants for the purchase of stock. Shares are held in trust as collateral for the loans, which are payable by the participants for the plan over a period not to exceed ten years. The plan also provided for participants to receive from the Company a matching number of common shares of the Company, based upon a vesting schedule and the participants' level of purchased shares. The plan terminated in 1994 with respect to new participation. The loans ($20 in 2000, $72 in1999 and $98 in 1998) and deferred compensation charges ($2 in 2000, $5 in 1999 and $8 in 1998) associated with the plan are classified as a reduction of shareholders' equity. The amortization of the deferred compensation charged to expense was $3 in 2000, $3 in 1999 and $11 in 1998.

     During 2000, the Company adopted the Discount Share Purchase Program for certain key employees. Such program allowed certain key employees to purchase the Company's common stock at a 15% discount. The Company issued approximately 18 shares as of June 30, 2000. Such plan was discontinued in 2000.

13.  SHAREHOLDER RIGHTS PLAN

     The Company has a shareholder rights plan for the purpose of deterring coercive or unfair takeover tactics and encouraging a potential acquirer to negotiate with the Board of Directors before attempting to gain control of the Company. Under the terms of the plan, rights to purchase additional common shares were distributed as a dividend to shareholders of record on May 6, 1988, and are also distributed with respect to shares that were issued after May 6, 1988. The rights are attached to each issued and outstanding share and were to expire on April 15, 1998. The Plan was amended in January 1998 to extend expiration date to April 15, 2008. At issuance, the rights are not exercisable and are not detachable from common shares. Accordingly, the rights do not provide any immediate value to shareholders. The Company may redeem the rights for one cent per right at any time prior to becoming exercisable. The rights become exercisable ten days after public disclosure that a person acquired 20% or more, or commenced a tender offer or exchange offer for 30% or more, of the issued and outstanding common shares, unless such acquisition or tender offer was approved in advance by the disinterested directors of the Company. Thereafter, the rights will trade separately from the common shares, and separate certificates representing the rights will be issued. Each right grants an eligible holder the right to purchase for $40.00 additional common shares of the Company, or in the event of certain mergers or business combinations, additional shares of the survivor's common shares. The number of common shares to be issued upon exercise of a right is based upon the then current market value of the common shares, subject to certain adjustments.

14.  SIGNIFICANT CUSTOMER

     The Company had sales of approximately $14,000 to Customer A, $11,000 to Customer B and $10,000 to Customer C in 2000 and $8,400 to Customer A in 1999. No sales to a single customer exceeded 10% of total sales in 1998.

15.  EMPLOYEE HEALTH INSURANCE PLAN

     The Company maintains a self-insurance program for that portion of health care costs not covered by insurance. The Company's costs are limited to $100 a person each calendar year, with an aggregate annual limitation, for the plan year ending December 31, 2000 of $900.

16.  BUSINESS SEGMENT AND FOREIGN SALES

     The Company operates within the electronic connectors segment of the electronic industry. Products are sold throughout the world for use by manufacturers of computers, telecommunications equipment, automobiles, industrial controls, medical instrumentation, and a wide variety of other products to interconnect components of electronic systems. During 2000, the Company had manufacturing operations located in the United States, Mexico, Scotland, Belgium, and Malaysia.


                                                                          2000           1999            1998
        Sales
          United States
            Domestic                                                   $53,649        $44,042         $46,955
            Export:
              Europe                                                                                       78
              Asia                                                                                          7
              Rest of World                                              4,576          2,296           1,653
                                                                       -------        -------         -------
                   Total sales to customers                             58,225         46,338          48,693
          Intercompany                                                   8,336          4,950           7,342
                                                                       -------        -------         -------
                   Total United States                                  66,561         51,288          56,035
                                                                       -------        -------         -------

          Europe
            Domestic                                                    25,363         17,486          18,472
                                                                       -------        -------         -------
                   Total sales to customers                             25,363         17,486          18,472
          Intercompany                                                   5,847          3,024           3,806
                                                                       -------        -------         -------
                   Total Europe                                         31,210         20,510          22,278
                                                                       -------        -------         -------

          Asia
            Domestic                                                     9,251          6,168           6,981
                                                                       -------        -------         -------
                   Total sales to customers                              9,251          6,168           6,981
                                                                                                      -------
          Intercompany                                                   9,410          3,763           4,128
                                                                       -------        -------         -------
                   Total Asia                                           18,661          9,931          11,109
                                                                       -------        -------         -------
          Eliminations                                                 (23,593)       (11,737)        (15,276)
                                                                        -------       -------          -------
                   Consolidated                                        $92,839        $69,992         $74,146
                                                                       =======        =======         =======


                                                                          2000           1999            1998
        Identifiable Assets
          United States                                                $47,933        $39,990         $36,274
          Europe                                                        20,916         14,568          14,544
          Asia                                                           6,601          3,843           3,417
          Eliminations                                                 (17,383)       (11,775)        (11,933)
                                                                       -------         ------         -------
                   Consolidated                                        $58,067         $46,626        $42,302
                                                                       =======         =======        =======

        Income (Loss) Before Income Tax Expense
          (Benefit) United States                                       $4,070        $    422        $(6,298)
          Europe                                                         1,030            (249)        (2,217)
          Asia                                                             791             (85)            73
                                                                        ------        --------        -------
                   Consolidated                                         $5,891        $     88        $(8,442)
                                                                        ======        ========        =======

     Intercompany sales of finished products were generally priced to "share" profits based upon current market conditions. Items requiring further processing were priced at cost plus a fixed percentage.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                         ------------------
     For the year ended June 30, 2000        Sept. 30, 1999   Dec. 31, 1999   Mar. 31, 2000   June 30, 2000      Total
     Net sales                                      $20,950         $22,778         $23,985         $25,126    $92,839
     Gross profit                                     5,562           6,469           6,968           7,010     26,009
     Net income                                         784             880           1,226           1,740      4,630
     Net income per common share:
       Basic                                           0.16            0.18            0.25            0.35       0.93
       Dilutive                                        0.16            0.17            0.23            0.32       0.88


                                                                         THREE MONTHS ENDED
                                                                         ------------------
     For the year ended June 30, 1999        Sept. 30, 1998   Dec. 31, 1998   Mar. 31, 1999   June 30, 1999      Total
     Net sales                                      $14,914         $17,502         $18,657         $18,919    $69,992
     Gross profit                                     2,828           3,877           4,808           4,825     16,338
     Net income (loss)                               (1,317)             39             508           1,160        390
     Net income (loss) per common share, basic
      and dilutive                                    (0.27)           0.01            0.10            0.24       0.08


                                                                         THREE MONTHS ENDED
                                                                         ------------------
        For the year ended June 30, 1998     Sept. 30, 1997   Dec. 31, 1997   Mar. 31, 1998   June 30, 1998      Total
        Net sales                                   $18,543         $19,576         $19,658         $16,369    $74,146
        Gross profit                                  3,386           3,524           2,929           1,750     11,589
        Net loss                                       (132)           (232)         (3,288)         (2,529)    (6,181)
        Net loss per common share, basic
         and dilutive                                 (0.03)          (0.05)          (0.67)          (0.52)     (1.26)
        Dividends per common share                     0.03            0.03            0.03            0.03       0.12

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Bylaws of the Company provide for ten directors, divided into two classes of three persons and one class of four persons, each of whom is to be elected for a three-year term.

     The following table sets forth information with respect to each member of the Board of Directors of the Company as of June 30, 2000:


                                                                                   Served as          Term of
                                                  Positions Held                   Director           Office
     Name                            Age          With The Company                   Since            Expires
     ----                            ---          ----------------                 ---------          --------
     Patrick C. Duffy                 63          Chairman of the                    1991               2001
                                                  Board of Directors

     Samuel C. Robinson               68          Director                           1955               2000

     James W. Robinson                66          Director                           1955               2001

     Larry W. Burke                   60          President and                      1990               2002
                                                  Chief Executive
                                                  Officer and
                                                  Director

     Richard L. Mattox                66          Secretary and                      1964               2001
                                                  Director

     Jerrol Z. Miles                  60          Director                           1974               2000

     Richard W. Strain                59          Director                           1991               2000

     Donald C. Neel                   55          Director                           1997               2002

     Ben M. Streepey                  44          Director                           1997               2002

------------------------------

BUSINESS EXPERIENCE OF DIRECTORS

     Except as described below, the principal occupations of the directors have not changed during the past five years.

     Patrick C. Duffy was elected Chairman of the Board of Directors on January 23, 1998. He has been a management consultant since 1988 to various businesses with emphasis on system management and electronics research, development and manufacturing. Prior to 1988, Mr. Duffy was president of Chrysler Corporation Space Division. Chrysler Corporation Space Division designed, manufactured and performed launch operations for the Apollo space program. Mr. Duffy also diversified the Space Division into the electrical/electronic automotive field by initiating automotive wire harness design and production in Cape Canaveral, Florida, and Juarez, Mexico. He established an electronics design and manufacturing facility in Louisiana that supplied test equipment to automotive outlets in the U.S. and Europe. He was the President and owner of Switches, Inc., an Indiana company that designed and manufactured electronics for the automotive industry. Mr. Duffy is a former Chairman of the Board of Acordia

Southeast, an insurance brokerage firm covering Florida, Georgia and Louisiana, with headquarters in Clearwater, Florida.

     Samuel C. Robinson retired as Chief Executive Officer of the Company on June 30, 1985, and retired as Chairman of the Board on January 23, 1998.

     James W. Robinson served as Executive Vice President and Treasurer of the Company until June 30, 1985, at which time he was elected as Chairman of the Board. He served as Chairman of the Board of the Company until his resignation on January 29, 1987. Mr. Robinson is active in various independent investments unrelated to the activities of the Company. He is also a director of Caldwell Group Ltd., Caldwell Energy & Environmental Inc., Caldwell Tanks, Inc., Community Bank of Southern Indiana, StemWood Corp., CT Services Corp., SCI Broadcasting, Inc., Community Bank Shares of Indiana, Inc., Sunnyside Communications, Inc., Neimco Fabricators, Inc., and 16th St. Associates, Inc., all of which are located in the Louisville, Kentucky metropolitan area.

     Larry W. Burke has served as President and Chief Executive Officer of the Company since March 6, 1990. He served as Executive Vice President of the Company from April 1986 to March 1990. He also serves as a the Chairman of the Board of Advisors of Indiana University Southeast, New Albany, Indiana.

     Richard L. Mattox is a partner in the law firm of Mattox, Mattox and Wilson in New Albany, Indiana and acted as legal counsel to the Company during fiscal 2000.

     Jerrol Z. Miles is a Senior Vice President of National City Bank, Kentucky, located in Louisville, Kentucky, where his primary responsibility is management of commercial loans and special credit departments.

     Donald C. Neel is president and CEO of Health Network International (HNI). HNI develops software and services in the field of personal health management. He was formerly an executive at Eli Lilly and Company holding a variety of global positions in finance, information systems and general management. Mr. Neel is a member of Ball State University's Advisory Board for the Center for Information and Communication Sciences, and Chairman of Young Audiences of Indiana, a not for profit arts education organization.

     Ben M. Streepey is Vice President & General Manager Lexmark Electronics for Lexmark International located in Lexington, Kentucky. Lexmark Electronics is an integrated business unit providing worldwide contract electronic manufacturing services.

     Richard W. Strain has held a variety of positions with Eli Lilly and Company. From July 1984 until 1990, he served as president of the Medical Instrument Systems Division; and from 1990 to April 1992, he served as vice president for Business Development and Pricing. In May 1992, Mr. Strain was elected as president/CEO of Heart Rhythm Technologies, and in December 1993 he returned to Eli Lilly and Company headquarters. Since his retirement from Eli Lilly and Company, Mr. Strain has been president/CEO of a biotech company, participated in healthcare consulting, and serves on several boards.

FAMILY RELATIONSHIPS

     Samuel C. Robinson and James W. Robinson are brothers. There is no other family relationship among the directors and executive officers of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the Company to file initial reports of ownership and reports of changes in ownership of the Common Shares of the Company. The officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all reports required by Section 16(a) of the Securities Exchange Act of 1934 related to market transactions in the Common Shares of the Company were timely filed.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

     In 1999, members of the Board of Directors who were not employees of the Company received annual remuneration in the amount of $8,000 per year, plus an additional $1,200 for each meeting of the Board of Directors attended. Patrick
C. Duffy received, for his services as Chairman of the Board of Directors, $2,000 per quarter and $1,700 per meeting. In 1999 Director compensation for annual remuneration and meeting fees was changed from the payment in cash, to a grant of the Company's Common Shares. The number of shares granted during 2000 was established by dividing the quarterly compensation amount by the closing market price of the Company's Common Shares as of November 4, 1999. Board members receive reimbursement of expenses in cash. In 2001, the value of the annual remuneration will increase to $10,000 per year, plus and additional $1,200 for each meeting of the Board of Directors attended. Mr. Duffy will receive $1,700 per meeting. This remuneration will continue to be paid in Common Shares. The number of shares granted will be calculated utilizing the closing market price of the Company's Common Shares as of July 28, 2000. Members of the Board of Directors who are employees of the Company receive no separate remuneration for their service as directors.

     Audit and Compensation Committee members receive a minimum of $400 per meeting attended plus $200 per hour for attendance beyond two hours. Directors serving on the Ad-hoc committees, established at the April 1998 board meeting, receive $200 per hour for attendance during meetings of these committees with a minimum of $600 per meeting, and an additional $150 per hour for attendance beyond three hours, plus reimbursement of expenses. The Chairpersons of the Audit and Compensation Committees receive $500 for their services in such capacities.

     Mr. Duffy receives $1,200 per day, plus reimbursement of expenses, for days spent working on Robinson Nugent business.

     On July 28, 2000, the Board of Directors approved and awarded $10,000 performance bonuses for all non-employee directors. Mr. Duffy was awarded an additional $40,000 for his contributions to The Company's performance and profitability. Mr. Neel was awarded and additional $10,000 for his work in Information Technology area of the Company.

     Under the provisions of the 1993 Employee and Non-Employee Director Stock Option Plan approved by the shareholders in November, 1993, Non-Employee directors were granted non-qualified stock options (NQSOs) annually to purchase 4,000 Common Shares of the Company at the then current market price. Such options were granted to Non-Employee Directors on September 13, 1993, September 13, 1994, September 13, 1995, September 13, 1996, September 13, 1997, September 13, 1998 and September 13, 1999, at an exercise price of $8.75, $6.00, $8.625,
$4.75, $7.375, $4.25 and $4.75 per Common Share, respectively.

     A new 2000 Employee and Non-Employee Director Stock Option Plan, which was approved by the Board of Directors in November 1999, subject to shareholder approval at the 2000 annual meeting of shareholders, Options to purchase common shares under this new plan were granted to non-employee directors on July 28, 2000. These stock option grants have an exercise price of $14.00 (closing price as of July 28, 2000) per common share. All non-employee members of the Board of Directors received stock option grants for 6,000. The chairmen of the Audit Committee and the Compensation and Stock Option Committee received additional stock option grants for 1,000. The chairman of the Board of Directors received additional stock option grants for 4,000. All of these options are exercisable as to one-half the shares after the first anniversary of the date of grant and as to all the shares after the second anniversary of the date of grant and expire ten years after date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       During fiscal year 2000, none of the members of the Compensation Committee served nor have they previously served as officers of the Company or any subsidiary, and none of the Company's executive officers serve as directors of, or in any compensation-related capacity for, companies with which members of the Compensation Committee are affiliated.

EXECUTIVE COMPENSATION

       GENERAL

       The following Summary Compensation Table sets forth certain information with respect to the aggregate compensation paid during each of the last three years to the Company's President and Chief Executive Officer and each of the other top four executive officers of the Company whose salary and bonus exceeded $100,000 during fiscal 2000.


                                             SUMMARY COMPENSATION TABLE
                                                                                       Long-Term
                                             Annual Compensation                      Compensation
                                             -----------------------------------------------------
                                                                       Restricted
                                                        Other Annual     Stock        Options/        All Other
                                    Salary    Bonus     Compensation    Award(s)       SAR's        Compensation
                             Year     ($)      ($)           ($)(1)   ($)            # of Shares(2)     ($) (3)
                             ----   ------    -----     --------    ----------      ------------   -------------
Larry W. Burke,              2000  233,899    67,600         946          -           15,000           65,075
  President and Chief        1999  208,028         -       2,614          -                -           62,578
  Executive Officer          1998  216,477         -       4,012          -           16,500           61,701

Raymond T. Wandell,          2000  216,922    36,000           -          -            3,000            3,225
  Vice President, Sales      1999   50,769         -           -          -           30,000                -
  North America              1998        -         -           -          -                -                -

W. Michael Coutu             2000  173,483    73,000           -          -           30,000           14,363
  Vice President             1999  162,184         -           -          -                -           11,967
  Information Technology     1998  142,837    10,000           -          -            9,020           12,255

Leong Chun Kin,              2000  213,482         -           -          -            5,000           73,776(4)
  Managing Director,         1999  215,013         -           -          -                -                -
  Asia Pacific Operation     1998  198,137         -           -          -            8,800                -

Dennis I. Smith,             2000  238,574    36,000           -          -            3,000            3,225
  Vice President,            1999   50,135         -           -          -           30,000                -
  Global Marketing           1998        -         -           -          -                -                -

------------------------

(1) Represents imputed interest attributable to interest-free loans authorized by the Board of Directors in connection with the purchase of Common Shares of the Company under the 1993 Employee Stock Purchase Plan.

(2) Represents options granted under the 1993 Employee and Non-Employee Director Stock Option Plan.

(3) Includes contributions by the Company on behalf of the named persons and the group to the Company's Retirement Plan and 401(k) Plan, and pursuant to deferred compensation agreements. Effective May 10, 1990, the Company entered into a deferred compensation agreement with Mr. Burke. The deferred compensation agreement provides for payments of $50,000 per year to a trust administered by Strong Retirement Plan Services, Menomonee Falls, Wisconsin, as supplemental retirement income benefits to Mr. Burke.

(4) Represents the compensation Mr. Leong received from the cash free exercise of stock options in the current year.

       Each of the officers listed in the Summary Compensation Table serves for a term of one year.

         STOCK OPTIONS

       There were 91,943 stock options exercised by the named executive officers of the Company in fiscal 2000.

       The following table sets forth the number of unexercised options held at June 30, 2000 by each of the Company's executive officers named in the Summary Compensation Table, and the related values of such options at June 30, 2000. The value of unexercised options at June 30, 2000 is based upon a market value at June 30, 2000 of $12.50 per Common Share.


                                            FISCAL YEAR END OPTION VALUES

                           Number of Unexercised Options      Value of Unexercised In-the-Money
                           at June 30, 2000 (# of shares)       Options at June 30, 2000 ($)(1)
                           -----------------------------      ---------------------------------
Name                         Exercisable     Unexercisable       Exercisable    Unexercisable
----                         -----------     -------------       -----------    -------------
Larry W. Burke                   72,650          15,000             $363,806       $125,625
W. Michael Coutu                 40,820          30,000             $203,084       $251,250
Leong Chun Kin                      ---           5,000                  ---       $ 41,875
Raymond T. Wandell               15,000          18,000             $127,500       $152,625
Dennis I. Smith                  15,000          18,000             $127,500       $152,625

(1) Value is calculated by (i) subtracting the exercise price per share from the fiscal year-end market value of $12.50 per share and (ii) multiplying by the number of shares subject to the option. Options that have an exercise price equal to or greater than the fiscal year-end market value are not included in the value calculation.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEES

       The Compensation Committee and Stock Option Committee of the Board of Directors has responsibility for the Company's executive compensation program. The Committee is currently comprised solely of Non-Employee directors. The Committee is chaired by Mr. Jerrol Z. Miles. The other Committee members are Mr. Donald C. Neel and Mr. James W. Robinson. The following report is submitted by the members of the Compensation Committee and the Stock Option Committee.

                                      * * *

       The Company's executive compensation program is designed to align executive compensation with financial performance, business strategies and Company values and objectives. The Company's compensation philosophy is to ensure that the delivery of compensation, both in the short- and long-term, is consistent with the sustained progress, growth and profitability of the Company and acts as an inducement to attract and retain qualified individuals. This program seeks to enhance the profitability of the Company, and thereby enhance shareholder value, by linking the financial interests of the Company's executives with those of its long-term shareholders. Under the guidance of the Company's Compensation Committee of the Board of Directors, the Company has developed and implemented an executive compensation program to achieve these objectives while providing executives with compensation opportunities that are competitive with companies of comparable size in related industries.

       The Company's executive compensation program has been designed to implement the objectives described above and is comprised of the following fundamental three elements:

- a base salary that is determined by individual contributions and sustained performance within an established competitive salary range. Pay for performance recognizes the achievement of financial goals, accomplishment of corporate and functional objectives, and performance of individual business units of the Company.

- an annual incentive cash bonus that is directly tied to corporate and business unit performance measures

- a long-term incentive program that rewards executives when shareholder value is created through increase in the market value of the Company's Common Shares. Stock option grants focus executives on managing the Company from the perspective of an owner with an equity position in the business.

       BASE SALARY. The salary, and any periodic increase thereof, of the President and Chief Executive Officer was and is determined by the Board of Directors of the Company based on recommendations made by the Compensation Committee. The salaries, and any periodic increases thereof, of the other executive officers were and are determined by the Board of Directors based on recommendations made by the President and Chief Executive Officer and approved by the Committee.

       The Company, in establishing base salaries, levels of incidental and/or supplemental compensation, and incentive compensation programs for its officers and key executives, assesses periodic compensation surveys and published data covering the electrical/electronics industry and industry in general. The level of base salary compensation for officers and key executives is determined by both their scope and responsibility and the established salary ranges for officers and key executives of the Company. Periodic increases in base salary are dependent on the executive's proficiency of performance in the individual's position for a given period, and on the executive's competency, skill and experience.

       BONUS PAYMENTS. The bonus compensation program for the Company's officers is subject to annual review by the Compensation Committee and requires annual approval of the Board of Directors.

       Under the bonus plan for executive officers and key employees for fiscal year 2000, executive officers were eligible for a bonus award provided the consolidated pretax income of the Company and subsidiaries for fiscal year 2000 exceeded 90% of the amount specified in fiscal year 2000 financial plan, in an amount equal to 10% of that excess (up to the plan amount). When pretax income exceeded the amount specified in the fiscal year 2000 financial plan, an amount equal to 20% of that excess was added to the bonus pool.

       Under the bonus plan for executive officers and key employees for fiscal 2001, if consolidated pretax income exceeds the amount specified in the 2001 financial plan, an amount equal to 10% of that excess, will be available for the payment of bonuses. The bonus amount payable to each of the executive officers and key employees will be determined by the President and Chief Executive Officer of the Company.

       LONG-TERM INCENTIVE PLANS. The Company's long-term incentive compensation program is intended to align executive interest with the long-term interests of shareholders by linking executive compensation with enhancement of shareholder value. In addition, the program motivates executives to improve long-term stock market performance by allowing them to develop and maintain a significant long-term equity ownership position in the Company's Common Shares.

       Currently, the only long-term incentive plan of the Company is its 1993 Employee and Non-Employee Director Stock Option Plan. This plan was adopted by the Board of Directors on September 13, 1993, and approved by the shareholders of the Company at the 1993 annual meeting of the shareholders held on November 4, 1993. Pursuant to this plan 500,000 Common Shares were made available for the grant of stock options to Non-Employee Directors of the Company and key employees of The Company and its subsidiaries as determined by the Stock Option Committee. An amendment authorizing an additional 500,000 Common Shares to be made available for grants of stock options under the 1993 Employee and Non-Employee Director Stock Option Plan was adopted by the Board of Directors and approved by the shareholders in 1997.

       On May 28, 1992, the Board of Directors adopted the 1993 Employee Stock Purchase Plan to provide executive officers and other key employees with the opportunity to purchase Common Shares and thereby establish or increase their equity position in the Company. As an added incentive to participants in this plan, the Company awarded a matching number of Common Shares in proportion (not more than 50%) to the Common Shares purchased and provided interest-free loans to the participants, subject to the discretion of the Board of Directors. The Company's matching shares vest with the participants who remain in the employment of the Company in three equal annual installments starting in September 1994. Loans to employees are payable over periods not to exceed ten years. Participation in the Plan was completed in fiscal 1993 and the Plan expired with respect to new participation on November 10, 1993.

       SUBMITTED BY THE COMPENSATION AND STOCK OPTION COMMITTEES

                                                 Mr. Donald C. Neel
                                                 Mr. James W. Robinson
                                                 Mr. Jerol Z. Miles

STOCK PERFORMANCE GRAPH

       The following chart compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Shares with the cumulative total return of the Nasdaq market composite (U.S. Companies) and the Peer Group Index for the six years ending June 30, 2000. The Peer Group consists of Methode Electronics, Inc., Molex Incorporated and Thomas & Betts Corporation. The Peer Group consists of publicly-held companies, all of which participate in the electronic connector industry in varying degrees with respect to their total sales volume. All of these companies are significantly larger than the Company in terms of sales and assets. The comparison assumes that $100 was invested on June 30, 1994, in the Company's Common Shares and in each of the foregoing indices and assumes reinvestment of dividends.

                                    [CHART]



ROBINSON NUGENT, INC. (RNIC)


                                                                                                        % Peer Group
                                                              Weighted Cumulative Total Return           Market Cap
                                                              --------------------------------          ------------
Peer Group Cumulative Total Return                       6/95    6/96    6/97   6/98    6/99    6/00     6/30/2000
(Weighted Average by Market Value)

Peer Group Weighted Average:                             100     111     155     139    170     191

Methode Electrs Inc                            METHA     100     132     156     123    185     314             12.5%
Molex Inc                                      MOLX      100     103     148     127    188     306            44.78%
Thomas & Betts Corp                            TNB       100     113     163     156    154      64            42.72%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP OF COMMON SHARES

     The following table sets forth certain data with respect to those persons known by the Company to be the beneficial owners of five percent or more of the outstanding Common Shares of the Company as of August 8, 2000 and also sets forth such data with respect to each director of the Company, each officer listed in the Summary Compensation Table, and all directors and executive officers of the Company as a group. Except as otherwise indicated in the notes to the table, each beneficial owner possesses sole voting and investment power with respect to the shares indicated.


                                                        NUMBER OF               PERCENT
                                                       SHARES (1)               OF CLASS
                                                       ----------               --------
PRINCIPAL SHAREHOLDERS

Samuel C. Robinson                                      1,137,258 (2)               20.8%
  226 Barefoot Beach Blvd.
  Bonita Springs, Florida  34134

ROI Capital Management, Inc.                              574,855 (3)               10.5%
  17 E. Sir Francis Drake Blvd.
  Suite 225
  Larkspur, California  94939

Lawrence Mazey                                            360,329(13)                6.6%
  Declaration of Trust
  140 Commodore Drive
  Juniper, Florida  33477

James W. Robinson                                         302,741 (4)                5.5%
  7527 State Road 62
  Lanesville, Indiana 47136

Dimensional Fund Advisors, Inc.
  1299 Ocean Avenue
  Santa Monica, California 90401                          294,700 (3)                5.4%

DIRECTORS AND EXECUTIVE OFFICERS

Samuel C. Robinson                                      1,137,258 (2)               20.8%
James W. Robinson                                         302,741 (4)                5.5%
Larry W. Burke                                            242,601 (5)                4.4%
Patrick C. Duffy                                           89,099 (6)                1.6%
W. Michael Coutu                                           53,206 (8)                1.0%
Richard L. Mattox                                          55,947 (4)                1.0%
Jerrol Z. Miles                                            32,417 (4)                *
Donald C. Neel                                             42,137                    *
Ben M. Streepey                                            18,637 (7)                *
Richard W. Strain                                          29,137 (14)               *
Raymond T. Wandell                                         22,080 (9)                *
Leong Chun Kin                                             14,442 (10)               *
Dennis I. Smith                                            19,000 (11)               *

All directors and executive officers                    2,120,479 (12)              38.9%
as a group (16 persons)

*    Less than 1%.

(1) The table includes certain shares owned of record by the Company's 401(k) Plan and the 1993 Employee Stock Purchase Plan. The participants in these Plans, as noted in the following footnotes, have voting rights but no rights of disposition with respect to the shares allocated to their respective accounts.

(2) Includes 16,398 shares owned of record by Mr. Robinson's wife, as to which she possesses sole voting and investment power, and 5,500 shares owned of record by National City Bank, Southern Indiana, as trustee for the benefit of a child, as to which Mr. Robinson and the trustee share voting and investment power. Mr. Robinson disclaims any beneficial interest in these shares.

(3) The shareholder certified in Schedule 136 filed with the Securities and Exchange Commission that these shares were acquired in the ordinary course of business and were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company, and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(4) Includes 22,000 shares which each named individual may acquire upon exercise of stock options granted to non-employee members of the Board of Directors under the 1993 Employee and Non-Employee Director Stock Option Plan.

(5) Includes 6,354 shares owned of record by Mr. Burke's wife, as to which he disclaims any beneficial interest; 80,150 shares subject to immediately exercisable options granted pursuant to the Company's Employee Stock Option Plans; and 68,050 shares allocated to Mr. Burke's account pursuant to the Company's 401(k) Plan and the 1993 Employee Stock Purchase Plan.

(6) Includes 52,000 shares subject to immediately exercisable options granted pursuant to the Company's 1993 Employee and Non-Employee Stock Option Plan.

(7) Includes 6,000 shares subject to immediately exercisable options granted to non-employee members of the Board of Directors under the 1993 Employee and Non-Employee Director Stock Option Plan.

(8) Includes 50,820 shares subject to immediately exercisable options granted pursuant to the Company's 1993 Employee and Non-Employee Stock Option Plan.

(9) Includes 16,500 shares subject to immediately exercisable options granted pursuant to the Company's 1993 Employee and Non-Employee Stock Option Plan.

(10) Includes 2,500 shares subject to immediately exercisable options granted pursuant to the Company's 1993 Employee and Non-Employee Stock Option Plan.

(11) Includes 16,500 shares subject to immediately exercisable options granted pursuant to the Company's 1993 Employee and Non-Employee Stock Option Plan.

(12) Includes in the aggregate 343,420 shares subject to immediately exercisable options granted pursuant to the Company's 1993 Employee and Non-Employee Stock Option Plan held by non-employee directors and executive officers, and 68,050 shares allocated to the accounts of executive officers pursuant to the Company's 401(k) Plan and the 1993 Employee Stock Purchase Plan.

(13) Mr. Mazey died on February 16, 1999. The Company has been advised that these shares are currently owned by Richard M. Mazey, Janice M. Weiss and Sally M. Wilder, as successor co-trustees under the Lawrence Mazey Declaration of Trust dated January 26, 1993.

(14) Includes 1,000 shares owned of record by Mr. Strain's wife, as to which he disclaims any beneficial interest, and 22,000 shares subject to immediately exercisable options granted pursuant to the Company's 1993 Employee and Non-Employee Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

     Richard L. Mattox, Secretary, Corporate Counsel and a member of the Board of Directors of the Company, is a partner in the law firm of Mattox, Mattox & Wilson with offices in New Albany, Indiana. That firm was retained by the Company as legal counsel during fiscal 2000, and it is anticipated that such relationship will continue in the current fiscal year.

     Jerrol Z. Miles, a director of the Company, is a Senior Vice President of National City Bank, Kentucky, with which the Company maintains a commercial banking relationship including a $10,000,000 credit facility. The Company utilized this loan facility during fiscal 2000 and incurred interest charges of $687,153 on borrowed funds. In fiscal 2000, the Company made periodic investments in short-term securities administered by National City Bank, Kentucky, and the Company received interest payments of approximately $19,340 thereon.

     In February 2000, the Company sold the New Albany facility to a limited liability company, owned two-thirds by Samuel C. Robinson and one-third by James
W. Robinson, for approximately $2.2 million in cash. The purchase price was determined in relation to the net book value of the property, and was confirmed by an appraisal by an independent third party. This transaction was approved by the Board of Directors. Mr. Samuel C. Robinson and Mr. James W. Robinson did not participate in this vote. This facility was simultaneously leased back by the Company for $220,000 per year, under a two year, triple-net lease. The gain on such sale, which was insignificant, was deferred and is being amortized over the life of the related lease.

     The Board of Directors believes that the transactions described above were on terms no less favorable to the Company than would have been available in the absence of the relationships described.

     In September 1992, pursuant to the terms of the Company's Employee Stock Purchase Plan, Mr. Burke borrowed $165,000 from the Company to purchase Common Shares of the Company. These loans are non-interest bearing and are payable over a period not to exceed ten years. At June 30, 1999, the principal balance of the loan to Mr. Burke was $8,859.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A)  DOCUMENTS FILED AS A PART OF THIS REPORT.

         (1)  FINANCIAL STATEMENTS

              Independent Auditors' Report

              Consolidated Balance Sheets as of June 30, 2000, 1999 and 1998

              Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2000, 1999 and 1998

              Consolidated Statements of Shareholders' Equity for the years ended June 30, 2000, 1999 and 1998

              Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998

              Notes to Consolidated Financial Statements

         (2)  FINANCIAL STATEMENT SCHEDULE

              Schedule for the years ended June 30, 2000, 1999, and 1998:

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

           10.1    Robinson Nugent, Inc. 1983 Tax-Qualified Incentive          *
                   Stock Option Plan. (Incorporated by reference to
                   Exhibit 10.1 to Form 10-K Report for year ended
                   June 30, 1983.)

           10.2    Robinson Nugent, Inc. 1983 Non Tax-Qualified                *
                   Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to Form 10-K Report for year ended June 30, 1983.)

           10.3    1993 Robinson Nugent, Inc. Employee and                     *
                   Non-Employee Director Stock Option Plan.
                   (Incorporated by reference to Exhibit 19.1 to Form
                   10-K Report for the year ended June 30, 1993.)

           10.4    Summary of The Robinson Nugent, Inc. Employee Stock         *
                   Purchase Plan. (Incorporated by reference to Exhibit 19.2 to Form 10-K Report for the year ended
                   June 30, 1993.)

           10.5    Deferred compensation agreement dated May 10, 1990          *
                   between Robinson Nugent, Inc. and Larry W. Burke,
                   President and Chief Executive Officer.
                   (Incorporated by reference to Exhibit 19.1 to Form
                   10-K Report for the year ended June 30, 1990.)

           10.6    Trust Agreement dated July 1, 1999 between Robinson         *
                   Nugent, Inc. and Strong Retirement Plan Services, related to the deferred compensation agreement between Robinson Nugent, Inc. and Larry W. Burke,
                   President and Chief Executive Officer (Incorporated by reference to Exhibit 10.6 to Form 10-K Report for the year ended June 30, 1999.)

           10.7    Summary of the 1993 Robinson Nugent, Inc. Employee          *
                   and Non-employee Director Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.7 to Form 10-K Report for the fiscal year ending June
                   30, 1998).

           10.8 Summary of Robinson Nugent, Inc. Bonus Plan for fiscal year ended June 30, 2001.

           16.0    No exhibit.

           21.0    Subsidiaries of the registrant.

           27.0    Financial Data Schedule.

           *       Management contracts or compensatory plans

    (B)  REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROBINSON NUGENT, INC.


Date: 8/24/00                         By: /s/ Larry W. Burke
      -------                             -------------------------------------
                                          Larry W. Burke, President and Chief
                                          Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 8/24/00                         By: /s/ Samuel C. Robinson
      -------                             -------------------------------------
                                          Samuel C. Robinson, Director


Date: 8/24/00                         By: /s/ Larry W. Burke
      -------                             -------------------------------------
                                          Larry W. Burke, Director,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: 8/24/00                         By: /s/ Patrick C. Duffy
      -------                             -------------------------------------
                                          Patrick C. Duffy, Director


Date: 8/24/00                         By: /s/ Richard L. Mattox
      -------                             -------------------------------------
                                          Richard L. Mattox, Director


Date: 8/24/00                         By: /s/ Jerrol Z. Miles
      -------                             -------------------------------------
                                          Jerrol Z. Miles, Director


Date: 8/24/00                         By: /s/ James W. Robinson
      -------                             -------------------------------------
                                          James W. Robinson, Director


Date: 8/24/00                         By: /s/ Richard W. Strain
      -------                             -------------------------------------
                                          Richard W. Strain, Director

Date: 8/24/00                         By: /s/ Ben M. Streepey
      -------                             -------------------------------------
                                          Ben M. Streepey, Director


Date: 8/24/00                         By: /s/ Donald C. Neel
      -------                             -------------------------------------
                                          Donald C. Neel, Director


Date: 8/24/00                         By: /s/ Robert L. Knabel
      -------                             -------------------------------------
                                          Robert L. Knabel, Vice President,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                     ROBINSON NUGENT, INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                          JUNE 30, 2000, 1999, AND 1998



       Financial Statement Schedule for the years ended June 30, 2000, 1999, and 1998 is included herein:

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
                            (IN THOUSANDS OF DOLLARS)

----------------------------------------------------------------------------------------------------------------------------
                 Col. A                        Col. B                   Col. C                   Col. D           Col. E
----------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                              -------------------------
                                               Balance        Charged to      Charged to       Deductions         Balance
               Description                  at Beginning      Costs and          Other          Describe            at
                                              of Period        Expenses        Accounts                           End of
                                                                               Describe                           Period
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 2000
Deducted from asset accts
    Allowance for doubtful
     accounts                               $  581          $  253          $   --            $  250(A)         $  584
    Allowance for inventory
     obsolescence & valuation                1,185           1,425              --             1,564(B)          1,046
                                            ------          ----------------------            ------            ------
        Total                               $1,766          $1,677          $   --            $1,814            $1,629
                                            ======          ======================            ======            ======

YEAR ENDED JUNE 30, 1999
Deducted from asset accts
   Allowance for doubtful
    accounts                               $   571          $   33           $   --          $   23(A)         $  581
   Allowance for inventory
    obsolescence & valuation                 1,243             640               --             698(B)          1,185
                                           -------          ------           ------             ---            ------
     Total                                 $ 1,814          $  643           $   --          $  721            $1,766
                                           =======          ======           ======          ======            ======

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
                                           ======           ======           ======          ======            ======


See footnotes on following page.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONT'D.)
                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
                            (IN THOUSANDS OF DOLLARS)


                                                                           2000            1999              1998
                                                                         ------          ------            ------
(A)    Summary of activity in Column D follows:
       Reduction of requirements in allowance
        for doubtful accounts                                            $  -0-          $  -0-            $  -0-
       Uncollectible accounts written off,
        net of recoveries                                                   249              23                52
       Currency Translation - losses                                          1             -0-                13
                                                                         ------          ------            ------
                                                                         $  250          $   23            $   65
                                                                         ======          ======            ======

(B)    Summary of activity in Column D follows: Discontinued and
        obsolete inventory written off, net of recoveries                $1,536          $  697            $1,919
       Currency translation - (gains)/losses                                 28               1              (385)
                                                                         ------          ------            ------
                                                                         $1,564          $  698            $1,534
                                                                         ======          ======            ======

                              ROBINSON NUGENT, INC.

                            FORM 10-K FOR FISCAL YEAR
                               ENDED JUNE 30, 2000

                                INDEX TO EXHIBITS
                                -----------------


        NUMBER                                                                                     SEQUENTIAL
      ASSIGNED IN                                                                               NUMBERING SYSTEM
    REGULATION S-K                                                                                 PAGE NUMBER
        ITEM 601                            DESCRIPTION OF EXHIBIT                                  OF EXHIBIT
 -------------------                        ----------------------                             -----------------

         (3)                  3.1     Articles of Incorporation of Robinson
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

                              10.6    Trust Agreement dated July 1, 1999                                *
                                      between Robinson Nugent, Inc. and Strong
                                      Retirement Plan Services, related to the
                                      deferred compensation agreement between
                                      Robinson Nugent, Inc. and Larry W. Burke,
                                      President and Chief Executive Officer.
                                      (Incorporated by reference to Exhibit 10.6
                                      to Form 10-K Report for the year ended
                                      June 30, 1999.)

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

                              10.8 Summary of Robinson Nugent, Inc. Bonus Plan for fiscal year ended June 30, 2001.

          (11)                        No exhibit.

          (12)                        No exhibit.

          (16)                        No exhibit.

          (18)                        No exhibit.

          (21)                21.0    The subsidiaries of the registrant.

                                      Robinson Nugent Interconnect                                    Malaysia
                                      (Malaysia) Sdn. Bhd.

          (22)                        No exhibit.

          (23)                        No exhibit.

          (24)                        No exhibit.

          (27)                27.0    Financial Data Schedule.

          (28)                        No exhibit.


                  * Management contracts or compensatory plans