Form 10-K/A
period 2000-06-30
ROBINSON NUGENT INC
filed 2000-10-10
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  FORM 10-K/A-1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX-CHANGE ACT OF 1934

               For the transition period from --------------- to ---------------


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

         The aggregate market value of Common Shares held by non-affiliates of the registrant, based on the closing price of the Common Shares of $13.75, as of August 8, 2000, was approximately $28,956,000.

         As of August 8, 2000, the registrant had outstanding 5,112,799 Common Shares, without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:


                                                 Parts of Form 10-K Into Which
          Identity of Document                     Document Is Incorporated
          --------------------                     ------------------------
No documents incorporated by reference


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

                                    PART III

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

         On July 28, 2000, the Board of Directors approved and awarded $10,000 performance bonuses for all non-employee directors. Mr. Duffy was awarded an additional $40,000 for his contributions to The Company's performance and profitability. Mr. Neel was awarded and additional $10,000 for his work in the Information Technology area of the Company.

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

         The 1993 Employee and Non-Employee Director Stock Option Plan was amended by the Board of Directors on July 28, 2000 to make certain changes to the provisions related to NQSOS and to increase the non-discretionary grants to non-employee directors. Under the Plan, as amended, on July 28, 2000, all non-employee members of the Board of Directors received stock option grants for 6,000. The chairmen of the Audit Committee and the Compensation and Stock Option Committee received additional stock option grants for 1,000. The chairman of the Board of Directors received additional stock option grants for 4,000. Such options were granted under the Plan, as amended, on July 28, 2000. These stock option grants have an exercise price of $14.00 (closing price as of July 28, 2000) per common share. All of these options are exercisable as to one-half the shares after the first anniversary of the date of grant and as to all the shares after the second anniversary of the date of grant and expire ten years after date of grant.

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


                                             Summary Compensation Table

                                                                                      Long-Term
                                             Annual Compensation                      Compensation
                                             -------------------                      ------------

                                                                       Restricted
                                                        Other Annual     Stock        Options/        All Other
                                    Salary    Bonus     Compensation    Award(s)       SAR's        Compensation
                             Year     ($)      ($)           ($)(1)   ($)            # of shares(2)     ($) (3)
                             ----   ------    -----     --------    ----------      ------------     ----------

Larry W. Burke,              2000  233,899    67,600         946          -           15,000           65,075
  President and Chief        1999  208,028      -          2,614          -             -              62,578
  Executive Officer          1998  216,477      -          4,012          -           16,500           61,701

Raymond T. Wandell,          2000  216,922    36,000        -             -            3,000            3,225
  Vice President, Sales      1999   50,769      -           -             -           30,000             -
  North America              1998        -      -           -             -             -                -

W. Michael Coutu             2000  173,483    73,000        -             -           30,000           14,363
  Vice President             1999  162,184      -           -             -             -              11,967
  Information Technology     1998  142,837    10,000        -             -            9,020           12,255

Leong Chun Kin,              2000  213,482      -           -             -            5,000           73,776(4)
  Managing Director,         1999  215,013      -           -             -             -                -
  Asia Pacific Operation     1998  198,137      -           -             -            8,800             -

Dennis I. Smith,             2000  238,574    36,000        -             -            3,000            3,225
  Vice President,            1999   50,135      -           -             -           30,000             -
  Global Marketing           1998     --        -           -             -             -                -



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


                                            Fiscal Year End Option Values

                           Number of Unexercised Options      Value of Unexercised In-the-Money
                           at June 30, 2000 (# of shares)              Options at June 30, 2000 ($)(1)
                           ------------------------------         ------------------------------------
Name                         Exercisable     Unexercisable        Exercisable   Unexercisable

Larry W. Burke                   72,650          15,000              $363,806       $125,625
W. Michael Coutu                 40,820          30,000              $203,084       $251,250
Leong Chun Kin                      ---           5,000                   ---        $41,875
Raymond T. Wandell               15,000          18,000              $127,500       $152,625
Dennis I. Smith                  15,000          18,000              $127,500       $152,625

(1) Value is calculated by (i) subtracting the exercise price per share from the fiscal year-end market value of $12.50 per share and (ii) multiplying by the number of shares subject to the option. Options that have an exercise price equal to or greater than the fiscal year-end market value are not included in the value calculation.

         Discounted Share Purchase Program

         In November of 1999, the Board of Directors adopted the Robinson Nugent, Inc., Discounted Share Purchase Program for Certain Key Employees ("Discounted Share Purchase Program") to enable certain key employees of the Company to purchase Common Shares of the Company at a 15% discount. The Discounted Share Purchase Program is available only to employees of the Company who, on or after October 1, 1999, are awarded a Board-approved bonus in a gross amount (i.e., before any deductions for applicable taxes) of $1,500 or more in any given fiscal quarter. The Discounted Share Purchase Program is not designed to comply to the tax-qualified stock purchase programs within the meaning of
Section 423 of the Internal Revenue Code. As a result, the 15% discount on the purchase of Common Shares under the program is taxable to the employee.

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

         The Company's executive compensation program has been designed to implement the objectives described above and is comprised of the following fundamental three elements:

o a base salary that is determined by individual contributions and sustained performance within an established competitive salary range. Pay for performance recognizes the achievement of financial goals, accomplishment of corporate and functional objectives, and performance of individual business units of the Company.

o an annual incentive cash bonus that is directly tied to corporate and business unit performance measures

o a long-term incentive program that rewards executives when shareholder value is created through increase in the market value of the Company's Common Shares. Stock option grants focus executives on managing the Company from the perspective of an owner with an equity position in the business.

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

         Currently, the only long-term incentive plan of the Company is its 1993 Employee and Non-Employee Director Stock Option Plan. This Plan was adopted by the Board of Directors on September 13, 1993, and approved by the shareholders of the Company at the 1993 annual meeting of the shareholders held on November 4, 1993. Pursuant to this Plan, 500,000 Common Shares were made available for the grant of stock options to Non-Employee Directors of the Company and key employees of The Company and its subsidiaries as determined by the Stock Option Committee. An amendment authorizing an additional 500,000 Common Shares to be made available for grants of stock options under the 1993 Employee and Non-Employee Director Stock Option Plan was adopted by the Board of Directors and approved by the shareholders in 1997.

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

[GRAPHIC OMITTED]



Robinson Nugent, Inc. (RNIC)

                                                                                                        % Peer Group
                                                              Weighted Cumulative Total Return           Market Cap
Peer Group Cumulative Total Return                       6/95    6/96    6/97   6/98    6/99    6/00     6/30/2000
(Weighted Average by Market Value)

Peer Group Weighted Average:                             100     111     155     139    170     191

Methode Electrs Inc                            METHA     100     132     156     123    185     314             12.5%
Molex Inc                                      MOLX      100     103     148     127    188     306            44.78%
Thomas & Betts Corp                            TNB       100     113     163     156    154      64            42.72%


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  -----------------------------------------------------------------

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

                     10.8 Summary of Robinson Nugent, Inc. Bonus Plan for fiscal year ended June 30, 2001.

                     10.9 Contract for Purchase and Sale/Leaseback between Robinson Nugent, Inc., and Sam & JB, LLC dated February 22, 2000.

                     10.10 Lease between Sam & JB, LLC and Robinson Nugent, Inc., dated February 22, 2000.

                     16.0     No exhibit.

                     21.0     Subsidiaries of the registrant.

27.0     Financial Data Schedule.

                     *        Management contracts or compensatory plans


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ROBINSON NUGENT, INC.



Date: 10/02/00                            By: /s/ Larry W. Burke
      ------------------                  --------------------------------------
                                            Larry W. Burke, President and Chief
                                Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:                           By:
     -------------------            ---------------------------------------
                                      Samuel C. Robinson, Director



Date:  10/02/00                 By: /s/ Larry W. Burke
     -------------------            ----------------------------------------
                                      Larry W. Burke, Director,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date: 10/02/00                  By: /s/ Patrick C. Duffy*
     -------------------            -----------------------------------------
                                      Patrick C. Duffy, Director



Date: 10/02/00                  By: /s/ Richard L. Mattox*
     -------------------            -----------------------------------------
                                      Richard L. Mattox, Director



Date: 10/02/00                  By: /s/ Jerrol Z. Miles*
     -------------------            -----------------------------------------
                                      Jerrol Z. Miles, Director



Date: 10/02/00                  By: /s/ James W. Robinson*
     -------------------            -----------------------------------------
                                      James W. Robinson, Director

Date:                           By:
     --------------------           -----------------------------------------
                                      Richard W. Strain, Director



Date:                           By:
     --------------------           ----------------------------------------
                                      Ben M. Streepey, Director



Date: 10/02/00                  By: /s/ Donald C. Neel*
     --------------------           ----------------------------------------
                                      Donald C. Neel, Director



Date: 10/02/00                  By: /s/ Robert L. Knabel
     --------------------           ----------------------------------------
                                      Robert L. Knabel, Vice President,
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial Officer and
                                       Principal Accounting Officer)



*By:/s/ Larry W. Burke
    --------------------
    Larry W. Burke
    Attorney-in-fact



                              ROBINSON NUGENT, INC.

                          FORM 10-K/A-1 FOR FISCAL YEAR
                               ENDED JUNE 30, 2000

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

                     10.8 Summary of Robinson Nugent, Inc. Bonus Plan for fiscal year ended June 30, 2001.

                     10.9     Contract for  Purchase and  Sale/Leaseback    +
                              between Robinson  Nugent,  Inc., and Sam &
                              JB, LLC dated February 22, 2000.

                     10.10    Lease  between Sam & JB, LLC and  Robinson    +
                              Nugent, Inc., dated February 22, 2000.

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

                                                                                              Jurisdiction
                              Name                                                           of Organization

                              Cablelink, Incorporated                                         Indiana

                              Robinson Nugent-Dallas, Inc.                                    Texas

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

                              Robinson Nugent (Malaysia) Sdn. Bhd.                            Malaysia

                              Robinson Nugent S.A.                                            Switzerland

                              Robinson Nugent (Scotland) Limited                              Scotland

                              Robinson Nugent International, Inc.                             Virgin Islands

                              Robinson Nugent (Europe) B.V.                                   The Netherlands

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

     (28)                     No exhibit.

                     *       Management contracts or compensatory plans
                     +       Exhibits filed as part of this amendment.

                                       18