Form 10-Q
period 2000-09-30
ROBINSON NUGENT INC
filed 2000-11-14
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to
          _______________


                         Commission File Number: 0-9010


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
                                             Yes  X     No
                                                 ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of November 9, 2000, the registrant had outstanding 5,919,686 common shares without par value.

     The Index to Exhibits is located at page 14 in the sequential numbering system. Total pages: 15.

                    ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
                                                                        --------

PART I.  Financial Information:

Item 1.  Financial Statements

         Consolidated balance sheets at September 30, 2000,
         September 30, 1999 and June 30, 2000............................... 3

         Consolidated statements of operations and comprehensive
         income for the three months ended September 30, 2000
         and September 30, 1999............................................. 5


         Consolidated statements of cash flows for the
         three months ended September 30, 2000 and September 30,1999........ 6


         Notes to consolidated financial statements......................... 7

Item 2.  Management's discussion and analysis of financial
         condition and results of operations................................ 9


PART II. Other Information................................................. 12



                            PART I. FINANCIAL INFORMATION

                             ITEM 1. FINANCIAL STATEMENTS
                        ROBINSON NUGENT, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                    (IN THOUSANDS)


                                                    September 30             June 30
                                                --------------------         -------
                                                   2000         1999           2000
                                                     (Unaudited)

ASSETS

Current assets:

   Cash and cash equivalents                    $ 1,627      $ 1,147         $ 2,114

   Accounts receivable, net                      17,295       14,373          17,949

   Inventories:
      Raw materials                               1,103        1,039           1,072
      Work in process                             7,644        6,490           8,479
      Finished goods                              9,511        3,858           9,434
                                                -------      -------         -------
         Total inventories                       18,258       11,387          18,985

   Other current assets                           2,269        1,791           2,378
                                                -------      -------         -------

         Total current assets                    39,449       28,698          41,426

Property, plant & equipment, net                 15,965       17,968          15,989

Other assets                                        147          152             652
                                                -------      -------         -------

         Total assets                           $55,561      $46,818         $58,067
                                                =======      =======         =======


See accompanying notes to the consolidated financial statements.



                            PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                        ROBINSON NUGENT, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                    (IN THOUSANDS)


                                                    September 30             June 30
                                                --------------------         -------
                                                   2000         1999           2000
                                                     (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt       $   410      $   462         $   441
   Accounts payable                               7,880        7,164           9,329
   Accrued expenses                               5,724        4,771           7,375
                                                -------      -------         -------
         Total current liabilities               14,014       12,397          17,145

Long-term debt, excluding current
 installments                                    11,918        8,667          11,779
Other liabilities                                   860          985             750
                                                -------      -------         -------
         Total liabilities                       26,792       22,049          29,674
                                                -------      -------         -------

Shareholders' equity:
   Common shares without par value
    Authorized shares 15,000; issued
    7,018 shares at September 30, 2000,          21,752       20,950          21,562
    6,851 shares at September 30, 1999, and
    6,978 shares at June 30, 2000
   Retained earnings                             20,470       15,614          19,535
   Equity adjustment from foreign
    currency translation                           (945)         990            (134)
   Employee stock purchase plan loans
    and deferred compensation                        (9)         (65)            (22)
   Less cost of common shares in treasury;
      1,886 shares at September 30, 2000,
      1,919 shares at September 30, 1999, and
      1,894 shares at June 30, 2000             (12,499)     (12,720)        (12,548)
                                                -------      -------         -------
         Total shareholders' equity              28,769       24,769          28,393
                                                -------      -------         -------

         Total liabilities and shareholders'
         equity                                 $55,561      $46,818         $58,067
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


                          PART I. FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          Three Months Ended
                                                             September 30
                                                       2000               1999
                                                      -------            -------
                                                              (Unaudited)

Net sales                                             $23,356            $20,950
Cost of sales                                          17,002             15,388
                                                      -------            -------
   Gross profit                                         6,354              5,562
Selling, general and
 administrative expenses                                4,677              3,998
Special and unusual expenses                              172                230
                                                      -------            -------
   Operating income                                     1,505              1,334
                                                      -------            -------
Other income (expense):
   Interest income                                          6                 14
   Interest expense                                      (240)              (176)
   Currency gain (loss)                                    59                (75)
   Royalty income                                           4                ---
                                                      -------            -------
                                                         (171)              (237)
                                                      -------            -------
Income before income taxes                              1,334              1,097
Income taxes                                              455                313
                                                      -------            -------
Net income                                            $   879            $   784
                                                      -------            -------


Other comprehensive income:
   Foreign currency translation                          (811)               498
                                                      -------            -------
Comprehensive income                                  $    68            $ 1,282
                                                      =======            =======

Per Share Data:
Basic net income per
  common share                                        $   .17            $   .16
                                                      =======            =======

Weighted average number of
  common shares outstanding                             5,114              4,931
                                                      =======            =======

Diluted net income per
  common share                                        $   .16            $    16
                                                      =======            =======

Adjusted weighted average number of
  common shares, assuming dilution                      5,485              4,985
                                                      =======            =======

Dividends per common share                            $   ---            $   ---
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



                               PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
                           ROBINSON NUGENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (IN THOUSANDS)


                                                                    Three Months Ended
                                                                       September 30
                                                                  2000              1999
                                                                 -------           -------
                                                                        (Unaudited)

Cash flows from operating activities:
    Net income                                                   $   879           $   784
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                              1,065             1,120
        Disposal of capital assets                                    34                93
        Issuance of shares as compensation                           237                27
    Changes in assets and liabilities
        Receivables                                                  654            (1,549)
Inventories                                                          727              (755)
        Other assets                                                 604               861
        Accounts payable and accrued expenses                     (2,990)              179
                                                                 -------           -------

        Net cash provided by operating activities                  1,210               760
                                                                 -------           -------

Cash flows from investing activities:
    Capital expenditures                                          (1,283)             (927)
    Proceeds from sale of fixed assets                               ---               326
                                                                 -------           -------

        Net cash used in investing activities                     (1,283)             (601)
                                                                 --------          -------

Cash flows from financing activities:
    Proceeds from long-term debt                                     250               500
    Repayments of long-term debt                                     (58)             (884)
    Repayments of employee stock purchase plan loans                  13                 9
    Proceeds from exercised stock options                             58               ---
                                                                 -------           -------

        Net cash provided by (used in)
        financing activities                                         263              (375)
                                                                 -------           -------
Effect of exchange rate changes on cash                             (677)              518
                                                                 -------           -------
Increase (decrease) in cash and cash equivalents                    (487)              302
Cash and cash equivalents at beginning of period                   2,114               845
                                                                 -------           -------
Cash and cash equivalents at end of period                       $ 1,627           $ 1,147
                                                                 =======           =======


See accompanying notes to the consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 SEPTEMBER 30, 2000, AND 1999, AND JUNE 30, 2000



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

2. Reference is directed to the Company's consolidated financial statements (Form 10-K) for the year ended June 30, 2000, and management's discussion and analysis included in Part I, Item 2 in this report.

3. On October 2, 2000, The Company and Minnesota Mining and Manufacturing Company (3M) entered into a definitive merger agreement under which 3M will acquire Robinson Nugent for approximately $115 million, including the assumption of debt. The merger is structured as a tax-free, stock-for-stock transaction, in which each outstanding Robinson Nugent common share will be exchanged for $19 of 3M common stock. If the average closing trading price of 3M Common Stock is between $82 and $100 per share, as described in the merger agreement, the exchange ratio outside the collar will be fixed. The transaction will be accounted for as a purchase.

     The transaction has been approved by the boards of directors of both companies and is subject to approval by the shareholders of Robinson Nugent, Inc., customary closing conditions, and regulatory reviews. The transaction is expected to close in late 2000 or in early 2001. Upon completion of the merger, Robinson Nugent, Inc., will become a wholly owned subsidiary of 3M.

     3M also entered into a voting and stock option agreement with four Robinson Nugent, Inc., stockholders, owning approximately 31% of the outstanding
     Company common shares on a fully diluted basis, under which the shareholders have agreed to vote their shares in favor of the merger and 3M has the option in certain circumstances to acquire the shares for cash at $19 per share.

4. The Company recorded special and unusual expenses of $172,000, before taxes, in the quarter ending September 30, 2000 and $230,000, before taxes, in the first quarter of the prior year. These expenses are presented separately as a component of the operating income in the consolidated statements of operations. The special and unusual expenses in the current quarter include personnel costs, professional fees and other costs related to the negotiations, due diligence and preparations associated with the definitive merger agreement between 3M and Robinson Nugent. The prior year expenses are related to personnel costs incurred to design and implement a new information and enterprise resource planning system for North American and European operations. This new system was designed and implemented to satisfy year 2000 requirements, enhance management and control systems, improve customer service and vendor communications.

5. The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. RN adopted the new standard on July 1, 2000. The effect on the results of operations of adopting this new standard is insignificant.

     The Security and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition" establishes account and reporting standards for the recognition of revenues. The Company adopted the new bulletin on July 1, 2000. The effect on the results of operations of adopting this bulletin is insignificant.

                          PART I. FINANCIAL INFORMATION

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Results of Operations

Statements made in this quarterly report with respect to Robinson Nugent's (The Company) current plans, estimates, strategies and beliefs and other statements that are not historical facts are forward-looking statements about the future beliefs in light of the information currently available to it and therefore you should not place undue reliance on them. The Company cautions you that a number of important factors could cause actual results to differ materially from those discussed in the forward-looking statements.

Customer orders for the first quarter ended September 30, 2000, amounted to $31.6 million, up 16% from orders of $27.2 million in the same quarter of the prior year. This increase reflected a 35% increase in the United States, a 51% decrease in Europe and a 228% increase in Asia. In addition, the Company's backlog of unshipped orders increased in the current quarter to $31.6 million, an increase of 64% compared to $19.2 million at September 30, 1999. The Company's backlog in the United States increased 95% due primarily to increased orders of connectors for applications such as servers, routers, hubs and other telecommunication equipment. The European backlog decreased 32% due to a reduction in orders from the Company's largest European customer. The Asian backlog increased 33% due primarily to the shift of orders from contract manufacturing customers from North America and Europe to this region. Worldwide customer orders were $27.1 million in the fourth quarter of the prior year, and the backlog of unshipped orders at June 30, 2000, was $23.4 million.

Net sales increased 11.4% in the quarter to $23.4 million compared to $21 million in the first quarter of the prior year. Customer sales in the United States increased 10.4% to $15.9 million compared to $14.4 million in the first quarter of the prior year. The Company continues to experience higher levels of incoming orders and sales activity on its more profitable backplane connectors, and its high-density, surface mount, fine pitch board-to-board interconnect systems. These types of connectors are used in communication and networking components utilized to support the infrastructure of the Internet.

European customer sales decreased 11.5% to $4.3 million compared to $4.9 million in the first quarter of the prior year. This sales decrease is due primarily to a reduction in sales of connectors to the Company's largest European customer. The connectors sold to this customer are used primarily in major communication and digital satellite receiver applications in Europe. The Company expects the demand for these types of products to improve in the coming quarters.

Customer sales in Asia, which includes sales generated from operations in Japan, Malaysia and Singapore, were $3.1 million in the quarter compared to $1.6 million in the first quarter of the prior year. This increase is due primarily to the movement of sales to contract manufacturers in this region. Most of these sales are not new business for The Company. They are a direct result of the relocation by customers of various sales programs from North America and Europe to Asia.

Comparative sales by geographic territory for the respective periods follows:


                                                         Three Months Ended
  ($000 omitted)                                            September 30
                                                       ----------------------
                                                           2000          1999
                                                       --------       -------

  United States:
        Domestic                                       $14,490        $13,909
        Export to rest of world                          1,430            532
                                                       -------        -------
           Total sales to customers                     15,920         14,441
        Intercompany                                     2,766          1,536
                                                       -------        -------
           Total United States                          18,696         15,977
                                                       -------        -------
  Europe:
        Domestic sales to customers                      4,335          4,894
        Intercompany                                     1,249          1,158
                                                       -------        -------
           Total Europe                                  5,584          6,052
                                                       -------        -------
  Asia:
        Domestic sales to customers                      3,101          1,615
        Intercompany                                     1,754          1,100
                                                       -------        -------
           Total Asia                                    4,855          2,715
                                                       -------        -------
  Eliminations                                          (5,779)        (3,794)
                                                       -------        -------
  Consolidated                                         $23,356        $20,950
                                                       =======        =======


Gross profits in the quarter ended September 30, 2000, amounted to $6.4 million or 27.2 percent of net sales, compared to $5.6 million or 26.5 percent of net sales in the prior year. Gross profits are net of engineering charges associated with new product development, which amounted to $1.2 million or 5.1 percent of net sales in the current quarter compared to $1.2 million or 5.8 percent of net sales in the prior year. The increase in gross profits in the quarter compared to the prior year reflects higher gross margins on sales and improved plant utilization. Gross profits continue to be favorably impacted by the effect of manufacturing cost reduction programs.

Selling, general and administrative expenses of $4.7 million for the three months ended September 30, 2000 increased 18% compared to expenses of $4 million in the first quarter of the prior year.

The Company recorded special and unusual expenses of $0.2 million before taxes, in the first quarter of the current and prior year. The current quarter expenses include personnel costs, professional fees and other costs related to the negotiations, due diligence and preparations associated with the definitive merger agreement between 3M and Robinson Nugent. The expenses in the prior year include personnel costs incurred to design and implement the new information and enterprise resource planning system in Europe and North America. The implementation of this system was completed in the prior year.

Other income and expense for the three months ended September 30, 2000, reflect expenses of $171,000 compared to $237,000 for the comparable three-month period in the prior year. Other income and expense reflected a currency gain of $59,000 in the current quarter and a currency loss of $75,000 in the first quarter of the prior year. Interest expense increased from $176,000 in the prior period to $240,000 in the current period due primarily to an increase in long term debt. Currency gains in the quarter were generated primarily in Southeast Asia and Europe.

The provision for income taxes was provided using the appropriate effective tax rates for each of the tax jurisdictions in which the Company operates. The Company maintains a valuation allowance for tax benefits of prior period net operating losses in several jurisdictions. At such time as management is able to project the probable utilization of all or part of these net operating loss carryforward provisions, the valuation allowances for these deferred tax assets will be reversed.

The net income in the quarter ended September 30, 2000, amounted to $0.9 million or 16 cents per share, compared to $0.8 million or 16 cents per share in the first quarter of the prior year. Operations in the United States and Asia generated net income in the current quarter of $957,000 and $202,000 respectively. Operations in Europe resulted in a $280,000 net loss in the current quarter.

Financial Condition and Liquidity

Working capital at September 30, 2000, amounted to $25.4 million compared to $16.3 million at September 30, 1999 and $24.3 million at June 30, 1999. The current ratio was 2.8 to 1 at September 30, 2000 compared to 2.3 to 1 at September 30, 1999. The increase in working capital, compared to the prior year, primarily reflects a $2.8 million increase in accounts receivable and a $6.9 million increase in inventories. Long-term debt excluding current installments was $11.9 million as of September 30, 2000, and represented 41 percent of shareholders' equity at September 30, 2000, compared to $8.7 million or 35 percent of shareholders' equity at September 30, 1999.

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

Item 3.  Not applicable.

Item 4.  Not applicable.

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

               (a)  See Index to Exhibits.

               (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROBINSON NUGENT, INC.
                                    (Registrant)



Date    11/13/00                    /s/ Larry W. Burke
      -------------------           --------------------------------------------
                                    Larry W. Burke
                                    President and Chief Executive Officer



Date    11/13/00                    /s/ Robert L. Knabel
      -------------------           --------------------------------------------
                                    Robert L. Knabel
                                    Vice President, Treasurer and Chief
                                      Financial Officer


                                          FORM 10-Q

                                      INDEX TO EXHIBITS



  Number of                                                                     Sequential
    Item                                                                         Numbering
 Assigned in                                                                       System
Regulation S-K                                                                  Page Number
   Item 601                            Description of Exhibit                   of Exhibit
--------------                ----------------------------------------------    -----------


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

                       4.3    Amendment  No.  1 to  Rights  Agreement  dated
                              September 26, 1991 (Incorporated by reference to Exhibit 4.3 to Form 10-K Report for year ended June 30, 1991.)

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

                      10.6    Trust  Agreement  dated  July 1, 1999  between
                              Robinson  Nugent,  Inc. and Strong  Retirement
                              Plan   Services,   related  to  the   deferred
                              compensation    agreement   between   Robinson
                              Nugent,  Inc. and Larry W. Burke President and
                              Chief  Executive  Officer.   (Incorporated  by
                              reference  to Exhibit 10.6 to Form 10-K Report
                              for year ended June 30, 1999.)

                      10.7    Summary  of the  1993  Robinson  Nugent,  Inc.
                              Employee  and   Non-Employee   Director  Stock
                              Option  Plan,  as  amended.  (Incorporated  by
                              Reference  to Exhibit 10.7 to Form 10-K Report
                              for year ended June 30, 1998.)

                      10.8 Summary of Robinson Nugent, Inc. Bonus Plan for the fiscal year ended June 30, 2001.
                              (Incorporated by reference to Exhibit 10.8 to Form 10-K Report for year ended June 30,
                              2000.)

                      10.9    Contract  for   purchase  and   sale/leaseback
                              between Robinson  Nugent,  Inc., and Sam & JB,
                              LLC dated February 22, 2000.  (Incorporated by
                              reference to Exhibit 10.9 to Form 10-K/A-1 for
                              the year ended June 30, 2000.)

                     10.10    Lease  between  Sam &  JB,  LLC  and  Robinson
                              Nugent,   Inc.,   dated   February  22,  2000.
                              (Incorporated by reference to Exhibit 10.10 to
                              Form  10-K/A-1  for the  year  ended  June 30,
                              2000.)

      (11)                    Not applicable.

      (15)                    Not applicable.

      (18)                    Not applicable.

      (19)                    Not applicable.

      (22)                    Not applicable.

      (23)                    Not applicable.

      (24)                    Not applicable.

      (27)                    Financial Data Schedule