Form 10-Q
period 2000-12-31
ROBINSON NUGENT INC
filed 2001-02-14
CIK 276747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934  For  the   quarterly   period   ended   December   31,  2000

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to
     _________________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of December 31, 2000, the registrant had outstanding 5,917,583 common shares without par value.

     The Index to Exhibits is located at page 17 in the sequential numbering system. Total pages: 19.

                     ROBINSON NUGENT, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page No.
                                                                        --------
PART I.    Financial Information:

Item 1.    Financial Statements

           Consolidated balance sheets at December 31, 2000,
           December 31, 1999 and June 30, 2000...........................  3

           Consolidated statements of operations and comprehensive
           income for the  three  and six  months   ended
           December 31, 2000 and December 31, 1999.......................  5

           Consolidated statements of cash flows for the
           six months ended December 31, 2000 and December 31,1999.......  6

           Notes to consolidated financial statements....................  7

Item 2.    Management's discussion and analysis of financial
           condition and results of operations........................... 10


PART II.   Other Information............................................. 15


                                PART I. FINANCIAL INFORMATION

                              ITEM 1. FINANCIAL STATEMENTS
                         ROBINSON NUGENT, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                     (In thousands)

                                                     December 31                June 30
                                               ----------------------           -------
                                               2000              1999             2000
                                               ----              ----             ----
                                                     (Unaudited)
ASSETS

Current assets:

   Cash and cash equivalents                  $ 1,614         $ 1,528           $ 2,114

   Accounts receivable, net                    16,740          14,719            17,949

   Inventories:
      Raw materials                             1,651             952             1,072
      Work in process                           9,260           7,641             8,479
      Finished goods                            9,630           5,248             9,434
                                              -------         -------           -------
         Total inventories                     20,541          13,841            18,985

   Other current assets                         2,586           2,116             2,378
                                              -------         -------           -------

      Total current assets                     41,481          32,204            41,426

Property, plant & equipment, net               16,908          19,590            15,989

Other assets                                      183             135               652
                                              -------         -------           -------

      Total assets                            $58,572         $51,929           $58,067
                                              =======         =======           =======

See accompanying notes to the consolidated financial statements.

                                 PART I. FINANCIAL INFORMATION

                           ITEM 1. FINANCIAL STATEMENTS (continued)
                            ROBINSON NUGENT, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                        (In thousands)



                                                         December 31               June 30
                                                   -----------------------         -------
                                                   2000               1999           2000
                                                   ----               ----           ----
                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt        $   399            $   521           $   441
   Accounts payable                                7,820              8,249             9,329
   Accrued expenses                                4,212              4,944             7,375
                                                 -------            -------           -------
      Total current liabilities                   12,531             13,714            17,145

Long-term debt, excluding current
   installments                                   10,031             11,364            11,779
Other liabilities                                    823                954               750
                                                 -------            -------           -------
      Total liabilities                           23,385             26,032            29,674
                                                 -------            -------           -------
Commitments and contingencies                      ---                ---               ---
                                                 -------            -------           -------
Shareholders' equity:
   Common shares without par value
    Authorized shares 15,000; issued
    7,803 shares at December 31, 2000,            27,843             21,062            21,562
    6,874 shares at December 31, 1999, and
    6,978 shares at June 30, 2000
   Retained earnings                              20,687             16,502            19,535
   Equity adjustment from foreign
    currency translation                            (844)             1,002              (134)
   Employee stock purchase plan loans
    and deferred compensation                      ---                  (54)              (22)
   Less cost of common shares in treasury;
      1,886 shares at December 31, 2000,
      1,903 shares at December 31, 1999, and
      1,894 shares at June 30, 2000              (12,499)           (12,615)          (12,548)
                                                 -------            -------           -------
      Total shareholders' equity                  35,187             25,897            28,393
                                                 -------            -------           -------
      Total liabilities and shareholders'
       equity                                    $58,572            $51,929           $58,067
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


                                         PART I. FINANCIAL INFORMATION

                                    ITEM 1. FINANCIAL STATEMENTS (continued)
                                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            AND COMPREHENSIVE INCOME

                                     (In thousands, except per share data)

                                                Three Months Ended                      Six Months Ended
                                                    December 31                            December 31
                                              -----------------------                -----------------------
                                              2000               1999                2000               1999
                                              ----               ----                ----               ----
                                                    (Unaudited)                            (Unaudited)
Net sales                                     $20,973            $22,778             $44,329           $43,728
Cost of sales                                  15,751             16,309              32,753            31,697
                                              -------            -------             -------           -------
   Gross profit                                 5,222              6,469              11,576            12,031
Selling, general and
   administrative expenses                      4,104              4,508               8,781             8,506
Special and unusual expenses                      614                376                 786               606
                                              -------            -------             -------           -------
   Operating income                               504              1,585               2,009             2,919
                                              -------            -------             -------           -------
Other income (expense):
   Interest income                                 14                 11                  20                25
   Interest expense                              (222)              (203)               (462)             (379)
   Currency loss                                 (133)              (193)                (74)             (268)
   Royalty income                               ---                ---                     4             ---
                                              -------            -------             -------           -------
                                                 (341)              (385)               (512)             (622)
                                              -------            -------             -------           -------
Income before income taxes                        163              1,200               1,497             2,297
Income tax expense (benefit)                      (54)               320                 401               633
                                              -------            -------             -------           -------
Net income                                    $   217            $   880             $ 1,096           $ 1,664
                                              =======            =======             =======           =======
Other comprehensive income:
   Foreign currency translation                   101                 12                (710)              510
                                              -------            -------             -------           -------
Comprehensive income                          $   318            $   892             $   386           $ 2,174
                                              =======            =======             =======           =======
Per Share Data:
Basic net income per
   common share                               $   .04            $   .18             $   .20           $   .34
                                              =======            =======             =======           =======
Weighted average number of
   common shares outstanding                    5,680              4,947               5,396             4,937
                                              =======            =======             =======           =======
Diluted net income per
   common share                               $   .04            $   .17             $   .20           $   .33
                                              =======            =======             =======           =======
Adjusted weighted average number of
   common shares, assuming dilution             5,680              5,222               5,396             5,104
                                              =======            =======             =======           =======
Dividends per common share                    $ ---              $ ---               $ ---            $   ---
                                              =======            =======             =======           =======

See accompanying notes to the consolidated financial statements.


                               PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS (continued)
                           ROBINSON NUGENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (In thousands)


                                                                     Six Months Ended
                                                                        December 31
                                                                ----------------------
                                                                2000              1999
                                                                ----              ----
                                                                      (Unaudited)
Cash flows from operating activities:
    Net income                                                  $ 1,096           $ 1,664
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                             1,912             2,365
        Disposal of capital assets                                  (39)               93
        Issuance of common shares as compensation                   237                75
    Changes in assets and liabilities
        Receivables                                               1,209            (2,350)
Inventories                                                      (1,556)           (3,209)
        Other assets                                                248             1,070
        Accounts payable and accrued expenses                    (4,499)            1,333
                                                                -------           -------

        Net cash provided by (used in) operating activities      (1,392)            1,041
                                                                -------           -------

Cash flows from investing activities:
    Capital expenditures                                         (2,913)           (3,779)
    Proceeds from sale of fixed assets                               72               326
                                                                -------           -------

        Net cash used in investing activities                    (2,841)           (3,453)
                                                                -------           -------
Cash flows from financing activities:
    Proceeds from long-term debt                                  1,250             3,586
    Repayments of long-term debt                                 (3,025)           (1,137)
    Repayments of employee stock purchase plan loans                 20                22
    Proceeds from exercised stock options                         6,149               128
    Repurchase of common shares                                   ---                 (16)
    Proceeds from sale of treasury shares                         ---                  63
                                                                -------           -------
        Net cash provided by financing activities                 4,394             2,646
                                                                -------           -------
Effect of exchange rate changes on cash                            (661)              449
                                                                -------           -------
Increase (decrease) in cash and cash equivalents                   (500)              683
Cash and cash equivalents at beginning of period                  2,114               845
                                                                -------           -------
Cash and cash equivalents at end of period                      $ 1,614           $ 1,528
                                                                =======           =======
See accompanying notes to the consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

                     ROBINSON NUGENT, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  December 31, 2000 and 1999, and June 30, 2000

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

3. On October 2, 2000, The Company and Minnesota Mining and Manufacturing Company (3M) entered into a definitive merger agreement under which 3M will acquire Robinson Nugent for approximately $115 million, including the assumption of debt. The merger is structured as a tax-free, stock-for-stock transaction, in which each outstanding Robinson Nugent common share will be exchanged for shares of 3M common stock. The transaction will be accounted for as a purchase.

     The transaction has been approved by the boards of directors of both companies and is subject to approval by the shareholders of Robinson Nugent, Inc., and customary closing conditions. The Form S-4 Registration Statement filed with the Securities and Exchange Commission in relation to this merger was declared effective by the SEC in early January. The transaction is expected to close in mid-February. Upon completion of the merger, Robinson Nugent, Inc., will become a wholly owned subsidiary of 3M.

     3M also entered into a voting and stock option agreement with four Robinson Nugent, Inc., stockholders, owning approximately 31% of the outstanding
     Company common shares on a fully diluted basis, under which the shareholders have agreed to vote their shares in favor of the merger and 3M has the option in certain circumstances to acquire the shares for cash at $19 per share.

     Reference is directed to the Form S-4 Registration Statement filed with the Securities and Exchange Commission by Minnesota Mining and Manufacturing Company for a complete description of the terms and conditions of the Merger Agreement.

4. The Company recorded special and unusual expenses of $614,000, before taxes, in the quarter ending December 31, 2000 and $786,000, before taxes, in the first six months of the year. These expenses are presented separately as a component of the operating income in the consolidated statements of operations. The special and unusual expenses in the current year include personnel costs, professional fees and other costs related to the negotiations, due diligence and preparations associated with the definitive merger agreement between 3M and Robinson Nugent. The prior year special and unusual expenses of $376,000 in the quarter and $606,000 year to date were related to personnel costs incurred to design and implement a new information and enterprise resource planning system for North American and European operations. This new system was designed and implemented to satisfy year 2000 requirements, enhance management control systems, improve customer service and vendor communications.

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

6. The following tables present the Company's revenues and income (loss) before income taxes by geographic segment:

                                                NET SALES

                                                    Three Months Ended               Six Months Ended
                                                         December 31                     December 31
                                                  -------------------             -------------------
                                                  2000           1999             2000           1999
                                                  ----           ----             ----           ----
United States:
   Domestic                                    $ 9,956        $13,903           $24,446        $27,812
   Export to rest of world                       1,921             (1)            3,351            531
                                               -------        -------           -------        -------
       Total sales to customers                 11,877         13,902            27,797         28,343
   Intercompany                                  3,402          1,779             6,178          3,315
                                               -------        -------           -------        -------
       Total United States                      15,279         15,681            33,975         31,658
                                               -------        -------           -------        -------
Europe:
       Total sales to domestic
          customers                              4,447          6,876             8,782         11,770
   Intercompany                                  1,351          1,008             2,600          2,166
                                               -------        -------           -------        -------
       Total Europe                              5,798          7,884            11,382         13,936
                                               -------        -------           -------        -------
Asia:
       Total sales to domestic
          customers                              4,649          2,000             7,750          3,615
   Intercompany                                  1,840          2,413             3,594          3,513
                                               -------        -------           -------        -------
       Total Asia                                6,489          4,413            11,344          7,128
                                               -------        -------           -------        -------
Eliminations                                    (6,593)        (5,200)          (12,372)        (8,994)
                                               -------        -------           -------        -------
Consolidated                                   $20,973        $22,778           $44,329        $43,728
                                               =======        =======           =======        =======

INCOME (L0SS) BEFORE INCOME TAXES:

                                                    Three Months Ended               Six Months Ended
                                                        December 31                     December 31
                                                  -------------------             -------------------
                                                  2000           1999             2000           1999
                                                  ----           ----             ----           ----
United States(1)                               $   (43)       $   445           $1,309         $ 1,236
Europe    (386)                                    525          (695)              768
Asia                                               592            230              883             293
                                               -------        -------           ------         -------
Consolidated                                   $   163        $ 1,200           $1,497         $ 2,297
                                               =======        =======           ======         =======

(1)  United States income  (loss) before income taxes  includes most of the special and unusual  charges presented  separately  as a  component  of  operating  income  in the  consolidated  statements  of operations as well as corporate expenses.

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

Customer orders for the second quarter ended December 31, 2000, amounted to $24.6 million, up 4% from orders of $23.7 million in the same quarter of the prior year. This increase reflected a $5.1 million or 209% increase in Asia, partially offset by a $1.5 million or 10% decrease in the United States and a $2.8 million or 38% decrease in Europe. The Company's backlog of unshipped orders increased in the current quarter to $35.2 million, an increase of 75% compared to $20.1 million at December 31, 1999. The Company's backlog in the United States increased 99% due primarily to increased orders of back panel connectors for applications such as servers, routers, hubs and other telecommunication equipment. The European backlog decreased 35% due to a reduction in orders from the Company's largest European customer. The Asian backlog increased 388% due primarily to the shift of orders from contract manufacturing customers from North America and Europe to this region. The backlog of unshipped orders at June 30, 2000, was $23.4 million.

Net sales for the six months ending December 31, 2000 were $44.3 million compared to $43.7 million in the prior year, and increase of 1%. Net sales decreased 8% in the quarter to $21 million compared to $22.8 million in the second quarter of the prior year. Customer sales in the United States decreased 14.6% to $11.9 million compared to $13.9 million in the second quarter of the prior year. The Company continues to experience high levels of incoming orders on its more profitable backplane connectors, but sales increases in this product category have been limited by assembly capacity constraints. The backlog of unshipped orders for these types of connectors increased significantly in the quarter. The Company has invested capital in additional back panel connector assembly equipment in its Malaysian facility. These assembly lines began production in January, 2001. Sales of high-density, surface mount, fine pitch board-to-board interconnect systems declined in the quarter compared to the prior quarter and the second quarter of the prior year. These types of connectors are used in communication and networking components utilized to support the infrastructure of the Internet. Management expects sales of these types of connectors to increase in coming quarters after customers reduce their overstocked inventory levels, and resume historical purchasing patterns.

European customer sales decreased 35.4% to $4.4 million compared to $6.9 million in the second quarter of the prior year. This sales decrease is due primarily to a reduction in sales of connectors to the Company's largest European customer. The connectors sold to this customer are used primarily in major communication and digital satellite receiver applications in Europe. The Company expects the demand for these types of products to improve in the coming quarters.

Customer sales in Asia, which includes sales generated from operations in Japan, Malaysia and Singapore, were $4.6 million in the quarter compared to $2 million in the second quarter of the prior year. This increase is due primarily to the movement of sales by contract manufacturers to their facilities in this region. Most of these sales are not new business for The Company. They are a direct result of the relocation by customers of various sales programs from North America and Europe to Asia.

Comparative sales by geographic territory for the respective periods follows:

                                                                   Three Months Ended                    Six Months Ended
         ($000 omitted)                                               September 30                          December 31
                                                                 ---------------------               ----------------------
                                                                 2000              1999              2000              1999
                                                                 ----              ----              ----              ----
United States:
               Domestic                                       $ 9,956           $13,903             $24,446          $27,812
               Export to rest of world                          1,921                (1)              3,351              531
                                                              -------           -------             -------          -------
                  Total sales to customers                     11,877            13,902              27,797           28,343
               Intercompany                                     3,402             1,779               6,178            3,315
                                                              -------           -------             -------          -------
                  Total United States                          15,279            15,681              33,975           31.658
                                                              -------           -------             -------          -------
         Europe:
               Domestic sales to customers                      4,447             6,876               8,872           11,770
               Intercompany                                     1,351             1,008               2,600            2,166
                                                              -------           -------             -------          -------
                  Total Europe                                  5,798             7,884              11,382           13,936
                                                              -------           -------             -------          -------
         Asia:
               Domestic sales to customers                      4,649             2,000               7,750            3,615
               Intercompany                                     1,840             2,413               3,594            3,513
                                                              -------           -------             -------          -------
                  Total Asia                                    6,489             4,413              11,344            7,128
                                                              -------           -------             -------          -------
         Eliminations                                          (6,593)           (5,200)            (12,372)          (8,994)
                                                              -------           -------             -------          -------
         Consolidated                                         $20,973           $22,778             $44,329          $43,728
                                                              =======           =======             =======          =======

Gross profits in the quarter ended December 31, 2000, amounted to $5.2 million or 24.9% of net sales, compared to $6.5 million or 28.4% of net sales in the prior year. Gross profits for the six months amounted to $11.6 million or 26.1% of net sales compared to $12 million or 27.5% of net sales in the first half of the prior year. Gross profits are net of engineering charges associated with new product development, which amounted to $1.2 million or 5.6% of net sales in the current quarter compared to $1.1 million or 4.8% of net sales in the prior year. Year-to-date engineering charges were $2.3 million or 5.3% of net sales in the current and prior year. The decrease in gross profits in the quarter compared to the prior year are primarily the result of the lower net sales in the quarter. Gross profits should be favorably impacted in coming quarters due to an increase in the sales of back panel connectors as new production capacity comes on-line within the Company.

Selling, general and administrative expenses for the first half of the year were $8.8 million compared to $8.5 million in the prior year. Selling, general and administrative expenses were $4.1 million for the six months ended December 31, 2000, a decrease of 9% compared to expenses of $4.5 million in the second quarter of the prior year.

The Company recorded special and unusual expenses of $0.6 million before taxes in the current quarter and $0.4 million before taxes in the second quarter of the prior year. Year-to-date special and unusual expenses were $0.8 million in the current year and $0.6 million in the prior year. The current year expenses include personnel costs, professional fees and other costs related to the negotiations, due diligence and preparations associated with the agreement and plan of merger between 3M and Robinson Nugent. The expenses in the prior year include personnel costs incurred to design and implement the new information and enterprise resource planning system in Europe and North America. The implementation of this system was completed in the prior year.

Other income and expense for the three months ended December 31, 2000, reflect expenses of $0.3 million compared to $0.4 million for the comparable three-month period in the prior year and $0.5 million compared to $0.6 million for the comparable six-month period. Other income and expense reflected currency losses in the current quarter of $0.1 million compared to $0.2 million in the second quarter of the prior year. Current and prior year-to-date results include currency losses of $0.1 million and $0.3 million respectively. There was a slight increase in interest expense in the current quarter and year-to-date compared to the prior year due to increased interest rates. Currency losses in the quarter were generated primarily in Asia.

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

The net income in the quarter ended December 31, 2000 amounted to $0.2 million or $.04 per share (dilutive), compared to $0.9 million or $.17 per share (dilutive) in the second quarter of the prior year. The net income for the six months amounted to $1.1 million or $.20 per share (dilutive) compared to $1.7 million or $.33 per share (dilutive) in the prior year.

Financial Condition and Liquidity
---------------------------------

Working capital at December 31, 2000, amounted to $28.9 million compared to $18.5 million at December 31, 1999 and $24.3 million at June 30, 2000. The current ratio was 3.3 to 1 at December 31, 2000 compared to 2.3 to 1 at December 31, 1999. The increase in working capital, compared to the prior year, primarily reflects a $2 million increase in accounts receivable and a $6.7 million increase in inventories. Long-term debt excluding current installments was $10 million as of December 31, 2000, and represented 29% of shareholders' equity at December 31, 2000, compared to $11.4 million or 44% of shareholders' equity at December 31, 1999.

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

Item 3. Not applicable.

Item 4. Not applicable.

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  See Index to Exhibits.

     (b) The Company filed a report on form 8-K on October 10, 2000, relating to a press release issued by the Company that described an agreement and plan of merger dated October 2, 2000 by and among Minnesota Mining and Manufacturing Company, a Delaware corporation, Barbados
          Acquisition, Inc., an Indiana corporation and a wholly owned subsidiary of 3M, and Robinson Nugent, Inc., an Indiana corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               ROBINSON NUGENT, INC.
                                   ---------------------------------------------
                                                   (Registrant)


Date      2/14/01                  /s/ Larry W. Burke
          -------                  ---------------------------------------------
                                  Larry W. Burke
                                  President and Chief Executive Officer



Date      2/14/01                 /s/ Robert L. Knabel
          -------                 ----------------------------------------------
                                  Robert L. Knabel
                                  Vice President, Treasurer and Chief
                                  Financial Officer



                                    FORM 10-Q

                                INDEX TO EXHIBITS


Number of                                                                         Sequential
  Item                                                                             Numbering
Assigned in                                                                          System
Regulation S-K                                                                    Page Number
  Item 601                       Description of Exhibit                            of Exhibit
--------------                ------------------------------                      ------------
      (2)           Not applicable.

      (4)      4.1  Specimen  certificate for Common Shares,  without par value.
                    (Incorporated   by  reference  to  Exhibit  4  to  Form  S-1
                    Registration Statement No. 2-62521.)

               4.2  Rights  Agreement  dated  April 21,  1988  between  Robinson
                    Nugent, Inc. and Bank One, Indianapolis, N.A.(Incorporated by reference to Exhibit I to Form 8-A Registration Statement dated May 2, 1988.)

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

               4.6  Amendment  No. 4 to Rights  Agreement  dated October 2, 2000
                    (Incorporated by reference To Exhibit 4.1 to the report on Form 8-K dated October 10, 2000.)

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


              10.11 Agreement  and Plan of Merger dated as of October 2, 2000 by and among Minnesota Mining and Manufacturing Company, a Delaware corporation, Barbados Acquisition, Inc., an Indiana corporation and a wholly owned subsidiary of 3M and Robinson
                    Nugent, Inc., an Indiana Corporation. (Incorporated by reference to exhibit 2.1 of the report on Form 8-K dated
                    October 10, 2000.)

              10.12 Voting and Stock  Option  Agreement,  dated as of October 2,
                    2000  by  and  among  Minnesota  Mining  and   Manufacturing
                    Company, a Delaware  corporation,  Robinson Nugent, Inc., an
                    Indiana corporation and certain stockholders.  (Incorporated by reference to exhibit 99.2 of the report on Form 8-K dated
                    October 10, 2000.)

       (11)         Not applicable.

       (15)         Not applicable.

       (18)         Not applicable.

       (19)         Not applicable.

       (22)         Not applicable.

       (23)         Not applicable.

       (24)         Not applicable.

       (27)         Financial Data Schedule